Form 10QSB
period 2001-09-30
LIFE PETROLEUM INC
filed 2001-10-26
CIK 835400

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                           Commission File No. 0-33041

                              LIFE PETROLEUM, INC.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    Florida                        65-0037085
              ----------------------           ----------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                              Life Petroleum, Inc.
                             6790 S.W. 76th Terrace
                              South Miami, FL 33143
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 751-3232
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                              Life Petroleum, Inc.
                             6790 S.W. 76th Terrace
                              South Miami, FL 33143
                                  305-932-0245
                ------------------------------------------------
                      (Former Address and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes             No X
                         --------------- ---------------

Number of shares outstanding of each of the issuer's classes of common equity:

As of October 1, 2001, the Company had a total of 160,658,200 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS







                              LIFE PETROLEUM, INC.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001

                              Life Petroleum, Inc.


                                    Contents


                                                                    Page(s)
                                                                  ----------

     Balance Sheets                                                   1

     Statements of Operations                                         2

     Statements of Cash Flows                                         3

     Notes to Financial Statements                                    4

                              Life Petroleum, Inc.
                                 Balance Sheets




                                     Assets

                                                                  September 30, 2001           December 31, 2000
                                                                      (Unaudited)
                                                                ------------------------      -----------------------

Assets
Cash                                                         $                   6,547     $                   -
                                                                ------------------------      -----------------------
Total Assets                                                 $                   6,547     $                   -
                                                                ========================      =======================


                                 Liabilities and Stockholders' Equity (Deficiency)

Liabilities
Accounts payable                                             $                   1,508     $                 10,000
                                                                ------------------------      -----------------------
Total Current Liabilities                                                        1,508                       10,000
                                                                ------------------------      -----------------------

Stockholders' Equity (Deficiency)
Preferred stock, par value $0.01, 5,000,000 shares                                -                            -
   authorized, none issued and outstanding
Common stock, par value $0.0001, 750,000,000 shares
   authorized, 79,089,000 shares issued and outstanding                          7,909                        7,909
Common stock issuable (81,570,100 shares at par value)                           8,158                         -
Additional paid-in capital                                                     411,460                      389,167
Accumulated deficit                                                           (422,488)                    (407,076)
                                                                ------------------------      -----------------------
Total Stockholders' Equity (Deficiency)                                          5,039                      (10,000)
                                                                ------------------------      -----------------------
Total Liabilities and Stockholders' Equity (Deficiency)      $                   6,547     $                   -
                                                                ========================      =======================


                 See accompanying notes to financial statements

                              Life Petroleum, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                Three Months Ended September 30,              Nine Months Ended September 30,
                                            -----------------------------------------     ----------------------------------------
                                                  2001                    2000                  2001                   2000
                                            -----------------       -----------------     -----------------       ----------------
Expenses
Consulting expense                          $             -         $          -          $         7,479         $         -
General and administrative                              595                    -                    2,900                   -
Professional fees                                       280                    -                   12,888                   -
                                            -----------------       -----------------     -----------------       ----------------
Total Expenses                                          875                    -                   23,267                   -
                                            -----------------       -----------------     -----------------       ----------------
Loss from Operations                                   (875)                   -                  (23,267)                  -
                                            -----------------       -----------------     -----------------       ----------------
Other Income
Interest income                                          79                    -                      227                   -
                                            -----------------       -----------------     -----------------       ----------------
Total Other Income                                       79                    -                      227                   -
                                            -----------------       -----------------     -----------------       ----------------

Loss before extraordinary item                         (796)                   -                  (23,040)                  -

Extraordinary gain on settlement of                    -                       -                    7,628                   -
    accounts payable                        -----------------       -----------------     -----------------       ----------------

Net Loss                                 $             (796)     $             -       $          (15,412)     $            -
                                            =================       =================     =================       ================

Loss per share - basic and diluted       $             -         $             -       $             -         $            -
                                            =================       =================     =================       ================

Weighted average - number of shares             157,299,650              79,089,000           132,011,133             79,089,000
    outstanding                             =================       =================     =================       ================

                 See accompanying notes to financial statements

                              Life Petroleum, Inc.
                             Statements of Cash Flow
                                   (Unaudited)

                                            Nine Months Ended September 30,
                                        ----------------------------------------
                                               2001                   2000
                                        -------------------      ---------------

Cash Flows from Operating Activities:
Net loss                                 $         (15,412)      $          -
Adjustments to reconcile net loss to
  net cash used in operating activities:
Stock based consulting expense                       7,479                  -
Gain on settlement of accounts payable              (7,628)                 -
Decrease in accounts payable                        (2,000)                 -
                                         -------------------      --------------
Net Cash Used in Operating Activities              (17,561)                 -
                                         -------------------      --------------

Cash Flows from Financing Activities:
Proceeds from sales of common stock                 22,500                  -
Contributed capital                                    100                  -
                                         -------------------      --------------

Net Cash Provided by Financing Activities           22,600                  -
                                         -------------------      --------------

Net Increase in Cash                                 5,039                  -

Cash - Beginning of Period                               -                  -
                                          -------------------     --------------

Cash - End of Period                      $          5,039       $          -
                                          ===================      =============


                 See accompanying notes to financial statements
                                     Page 3

                              Life Petroleum, Inc.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)


Note 1   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the years ending December 31, 2000 and 1999 included in the Company's Form 10-KSB.

Note 2   Stockholders' Equity

During August 2001, the Company authorized the issuance of 6,718,900 common shares for $2,500 under a private placement.

Note 3   Going Concern

As reflected in the accompanying financial statements, the Company is inactive and had an accumulated deficit of $422,488 through September 30, 2001. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify an acquisition or merger candidate or develop a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management intends on seeking a merger candidate or developing a new business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

ITEM 2.   PLAN OF OPERATIONS

INTRODUCTORY STATEMENT

     The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this form 10-QSB are forward looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

     Life Petroleum, Inc.'s purpose is to seek, investigate and, if such investigation warrants, merge or combine with or acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

     Life Petroleum, Inc. may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Life Petroleum, Inc. may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Selection of a business to acquire

     Life Petroleum, Inc. anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, Life Petroleum, Inc. officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for future research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of Life Petroleum, Inc.; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of Life Petroleum, Inc.'s virtually unlimited discretion to search for and enter into potential business opportunities.

     Life Petroleum, Inc. may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with Life Petroleum, Inc. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public stockholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

     Life Petroleum, Inc. will not restrict its search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development state, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which Life Petroleum, Inc. may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which Life Petroleum, Inc. may offer.

     Life Petroleum, Inc. management, will rely upon its own efforts in accomplishing the business purposes of Life Petroleum, Inc. Outside consultants or advisors may be utilized by Life Petroleum, Inc. to assist in the search for qualified target companies. If Life Petroleum, Inc. does retain such an outside consultant or advisor, any cash fee earned by such person may need to be assumed by a third party or the target company, as Life Petroleum, Inc. has limited cash assets with which to pay such obligation.

     Following a business combination, Life Petroleum, Inc. may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to Life Petroleum, Inc. only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Structuring of a Business Combination

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

     While the terms of a business transaction to which Life Petroleum, Inc. may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage ownership of Life Petroleum, Inc. which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, Life Petroleum, Inc. stockholders will in all likelihood hold a substantially lesser percentage ownership interest in Life Petroleum, Inc. following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event Life Petroleum, Inc. acquires a target company with substantial assets. Any merger or acquisition effected by Life Petroleum, Inc. can be expected to have a significant dilutive effect on the percentage of shares held by Life Petroleum, Inc. stockholders at such time.

     Life Petroleum, Inc. will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

     Life Petroleum, Inc. will not acquire or merge with any entity that cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. Life Petroleum, Inc. is subject to all of the reporting requirements included in the Securities Exchange Act of 1934. Included in these requirements is the duty to file audited financial statements as part of or within 60 days following a Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to ensure Life Petroleum, Inc.'s compliance with the requirements of the Securities Exchange Act of 1934, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of Life Petroleum, Inc.'s present management.

Unspecified Industry

     Life Petroleum, Inc. does not intend to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its resources. This includes industries such as information technology, finance, natural resources, manufacturing, product development, medical, communications and others. Life Petroleum, Inc.'s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     To date, Life Petroleum, Inc. has not identified any business opportunity that it plans to pursue, nor has Life Petroleum, Inc. reached any agreement or definitive understanding with any person or entity concerning an acquisition.

     Any entity which has an interest in being acquired by, or merging into, Life Petroleum, Inc. is expected to be an entity that desires to become a public company and establish a public trading market for its securities. There are various reasons why an entity would wish to become a public company, including:

o the ability to use registered securities as currency in acquisitions of assets or businesses;

o      increased visibility in the financial community;

o      the facilitation of borrowing from financial institutions;

o      increased liquidity to investors;

o      greater ease in raising capital;

o      compensation of key employees through varying types of equity incentives;

o      enhanced corporate image; and

o      a presence in the United States capital markets.

Management believes that the sought after business opportunity will likely be:

o a business entity with the goal of becoming a public company in order to use Life Petroleum, Inc.'s registered securities for the acquisition of assets or businesses;

o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of its securities on terms acceptable to it;

o a company that wishes to become public with less dilution of its common stock than would occur upon an underwriting;

o a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public; or

o a foreign company that wishes to make an initial entry into the United States securities markets.

     Life Petroleum, Inc. is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months, or perhaps longer. No assurances can be given that Life Petroleum, Inc. will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.


                                     PART II

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended September 30, 2001, the Company sold 6,718,900 shares of common stock for $2500 to an accredited investor. Such shares were issued with registration under the Securities Act of 19933 pursuant an exemption from registration under Rule 506 of Regulation D. The investor acknowledged such shares were purchased for investment and would contain a restriction on resale without registration or an exemption and a legend restricting transfer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits - None.

    (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2001.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LIFE PETROLEUM, INC.



Dated:  October 24, 2001                     By: /s/Bradley Cassel
                                       ----------------------------------------
                                             Bradley Cassel, President
                                               Chief Executive Officer
                                             Principal Accounting Officer