Form 10KSB
period 2001-12-31
LIFE PETROLEUM INC
filed 2002-04-01
CIK 835400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934,
                                   as amended
                   For the fiscal year ended December 31, 2001

                         Commission File Number 0-33041

                              Life Petroleum, Inc.
               (Name of Small Business Registrant in its charter)

     Florida: (State or other jurisdiction of incorporation or organization)

               65-0037085: (I.R.S. Employer Identification Number)

       Life Petroleum, Inc., 6790 S.W. 76th Terrace, South Miami, Fl 33143
           (Address of principal executive offices including zip code)

                 (305) 667-0441 (Registrant's telephone number)

                 Not Applicable (Former address of our Company)

           Securities registered under Section 12(b) of the Act: None

    Title of each class: None Name of each exchange on which registered: None

 Securities Registered under Section 12(g) of the Act: Common Stock, $0.0001 par value (Title of Class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: All reports prior to report date (December 31, 2001) have been filed. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [x]

     State Registrant's revenues for its most recent fiscal year: $ 0 (for year ended December 31, 2001)

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $53,101 based on the last transaction price of $0.00039 as of June 27th, 2001, there being 136,158,200 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

     State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date:160,659,100 shares of common stock, as of February 15, 2002.

                 Caveat Pertaining to Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward- looking statements may be affected, either positively or negatively, by various factors. Information concerning potential factors that could affect our Company is detailed from time to time in our Company's reports filed with the Securities and Exchange Commission. This report contains forward-looking statements relating to our Company's current expectations and beliefs. These include statements concerning operations, performance, financial condition and anticipated growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties that are beyond our Company's control. Should one or more of these risks or uncertainties materialize or should our Company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Organization

     Life Petroleum, Inc. was organized under the laws of the State of Florida on February 29, 1988 under the name Mergers R Us, Inc. to provide a capital resource fund to be used to participate in business opportunities. The Company changed its name to Life Petroleum, Inc. in September 1989.

     In February 1989 we entered the oil and gas exploration business in Karnes County, Texas to purchase a working interest in a test well being drilled, and the Company entered into certain other transactions relating to oil and gas exploration. Our oil and gas exploration activities were not successful and we terminated our activities in such ventures in 1990.

Business

     Life Petroleum, Inc., currently has no business operations other that seeking a business combination, the success of which can not be given. The Company has no current plan, proposals, agreements, understanding or arrangements to acquire or merge with any specific business or company and has not identified any company for investigation or evaluation. The company has not generated any revenue for the fiscal year ended December 31, 2001, and does not anticipate generating any revenue in the near future, if ever.

Employees

     The Company has no full time employees.

ITEM 2.           DESCRIPTION OF PROPERTY.

     Through an oral agreement with the Company's President the offices of Life Petroleum, Inc. are currently located at 6790 S.W. 76th Terrace, South Miami, FL 33143. There has been no rental charge, and none is accruing, to our Company for office space, equipment rental or phone usage. We do not anticipate acquiring separate office facilities until such time we complete a merger, acquisition or other business combination.

ITEM 3.           LEGAL PROCEEDINGS.

     There are currently no legal proceedings against the Company. The Company is not aware of any threatened or pending litigation.

ITEM 4.           SUBMISSION OF MATTERS TO SECURITY HOLDERS.

     The Company did not submit any matter to a vote of security holders during its fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     There has been no market for our Company's common stock during the preceding two years.

Our Company's Common Stock

     The  authorized   capital  stock  of  our  Company  currently  consists  of
750,000,000 shares of Common Stock, $.0001 par value. As of February 15, 2002 there were 187 shareholders of record.

     The Company is also authorized to issue 5,000,000 shares of Preferred Stock, $.01 par value. As of February 15, 2002 there were no shares of preferred stock issued and outstanding.

     Each holder of shares of our Company's Common Stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders generally. The shares do not have cumulative voting rights, which means that holders of more than 50% of the shares of our Company's Common Stock voting for the election of Directors can elect all the Directors of the Company, and that in such an event the holders of the remaining shares would not be able to elect a single Director. The approval of proposals submitted to stockholders at a meeting requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters where Florida law requires the favorable vote of at least a majority at said meeting.

     Shareholders are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor, and in the event of liquidation, dissolution or winding up of our Company to share ratably in all assets remaining after payment of liabilities. The holders of shares of our Company's Common Stock have no preemptive, conversion or subscription rights.

     The Company has not declared any dividends on its Common Stock and does not expect to do so at any time in the near future. There are currently no restrictions on our Company's ability to declare dividends in the future, other than restrictions applicable to all Florida corporations involving the source of funds for payment of dividends and their effects on the Company's solvency.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company currently has no business operations other than seeking a business combination, the success of which no assurance can be given. The Company has not generated any revenue for the fiscal year ended December 31, 2001, and does not anticipate generating any revenue in the near future, if ever.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Life Petroleum, Inc., reported losses from operations for the year ended December 31, 2001 of $24,088 and loss from operations for the year ended
December 31, 2000 of $0. Net loss for the year ended December 31, 2001 was $16,201 after an extraordinary gain on the settlement of an account payable to the Company's transfer agent.

     The Company had no revenues for the year ended December 31, 2001 and 2000, respectively. Expenses in 2001 consisted primarily of professional fees and consulting expenses

     The  company  is  currently   not  engaged  in  business   operations,   so
accordingly, any comparisons from previous periods is not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had $4,250 in cash, and its ability to operate as a going concern is dependant on its ability to effect a business combination or procure capital, the success of which cannot be assured.

     The financial statements that accompany this report (see Part II, Item 7 below) have been prepared assuming that the our Company will continue as a going concern. Our accountants have indicated, however, that our Company's financial condition raises substantial doubt about our Company's ability to continue as a going concern.

ITEM 7.           FINANCIAL STATEMENTS.

Index to Financial Statements and Financial Statement Schedules.

     The auditor's report and audited balance sheet of our Company for the year ended December 31, 2001, and related statements of operations, stockholder's equity and cash flows for the years ended December 31, 2001 and 2000 and notes to financial statements for such years, including indexes therefor, follow in sequentially numbered pages numbered F6-F16.

                              LIFE PETROLEUM, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



                              Life Petroleum, Inc.

                                    Contents

                                                               Page(s)
                                                             -----------

Independent Auditors' Report                                      F7

Balance Sheet                                                     F8

Statements of Operations                                          F9

Statements of Changes in Stockholders' Equity (Deficiency)        F10

Statements of Cash Flows                                          F11

Notes to Financial Statements                                     F12- 16


                                    Page F6

                          Independent Auditors' Report


To the Board of Directors of:
Life Petroleum, Inc.

We have audited the accompanying balance sheet of Life Petroleum, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Life Petroleum, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenues, is inactive, has a year 2001 loss of $16,201, and has an accumulated deficit of $423,277 at December 31, 2001, which raises substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note
4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
January 30, 2002

                                    Page F7

                              Life Petroleum, Inc.
                                  Balance Sheet
                                December 31, 2001


                                     Assets

Current Assets
Cash                                                            $        4,250
                                                                -------------

Total Current Assets                                            $        4,250
                                                                =============


                              Stockholders' Equity

Stockholder's Equity
Preferred stock, par value $0.01, 5,000,000 shares authorized,  $         -
  none issued and outstanding
Common stock, par value $0.0001, 750,000,000 shares authorized,       7,909
  79,089,000 shares issued and outstanding
Common stock issuable (81,570,100 shares at par value)                8,157
Additional paid-in capital                                          411,461
Accumulated deficit                                                (423,277)
                                                               -------------
Total Stockholders' Equity                                     $       4,250
                                                               =============

                 See accompanying notes to financial statements
                                      Page F8

                             Life Petroleum, Inc.
                            Statements of Operations
                     Years Ended December 31, 2001 and 2000


                                                   2001                 2000
                                          -----------------     ---------------
Expenses
Consulting expense                        $            6,194    $           -
General and administrative                             3,073                -
Professional fees                                     14,821                -
                                          ------------------     ---------------
Total Expenses                                        24,088                -
                                          ------------------     ---------------

Loss from Operations                                 (24,088)               -
                                          ------------------     ---------------

Other Income
Interest income                                          259                -
                                          ------------------     ---------------
Total Other Income                                       259                -
                                          ------------------     ---------------

Loss before extraordinary item                      (23,829)               -

Extraordinary gain on settlement
       of accounts payable                            7,628                -
                                          -----------------     ---------------

Net Loss                                  $          (16,201)   $           -
                                           =================     ===============

Loss per share - basic and diluted        $             -       $           -
                                           =================     ===============

Weighted average - number of shares
                outstanding                      139,251,828          79,089,000
                                           =================     ===============


                 See accompanying notes to financial statements
                                      Page F9

                              Life Petroleum, Inc.
           Statements of Changes in Stockholders' Equity (Deficiency)
                     Years Ended December 31, 2001 and 2000

                                         Common Stock and                       Additional
                                         Common Stock Issuable                  Paid-In               Accumulated
                                         Shares             Amount              Capital                 Deficit          Total
                                         ---------------------------            -----------         ----------------     -----------

Balance, December 31, 1999               79,089,000       $    7,909             $    389,167          $    (407,076)     $ (10,000)

Net loss, 2000                                    -                -                        -                      -              -
                                        ---------------     ------------        -------------        ----------------    -----------

Balance, December 31, 2000               79,089,000            7,909              389,167               (407,076)           (10,000)

Common stock issued for cash             60,470,100            6,047               16,453                   -                22,500

Common stock issued for services         20,100,000            2,010                5,469                   -                 7,479

Common stock issued in settlement of      1,000,000              100                  272                   -                   372
  accounts payable

Contributed capital                               -                -                  100                   -                   100

Net loss, 2001                                    -                -                    -                (16,201)           (16,201)
                                        -----------------     ------------      ---------------     ------------------    ----------

Balance, December 31, 2001              160,659,100        $   16,066            $    411,461    $          (423,277)  $      4,250
                                        =================     ============      ===============     ==================    ==========

                 See accompanying notes to financial statements
                                      Page F10

                              Life Petroleum, Inc.
                             Statements of Cash Flow
                     Years Ended December 31, 2001 and 2000

                                                                                          2001              2000
                                                                                   --------------      ---------------
Cash Flows from Operating Activities:
Net loss                                                                        $       (16,201)    $           -
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based consulting and legal expenses                                                 7,479                 -
Gain on settlement of accounts payable                                                   (7,628)                -
Decrease in accounts payable                                                             (2,000)                -
                                                                                   --------------      ---------------
Net Cash Used in Operating Activities                                                   (18,350)                -
                                                                                   --------------      --------------
Cash Flows from Financing Activities:
Proceeds from sales of common stock                                                      22,500                 -
Contributed capital                                                                         100                 -
                                                                                   --------------      ---------------
Net Cash Provided by Financing Activities                                                22,600                 -
                                                                                   --------------      --------------

Net Increase in Cash                                                                      4,250                 -

Cash - Beginning of Year                                                                   -                    -
                                                                                   --------------      ---------------
Cash - End of Year                                                              $         4,250     $           -
                                                                                   ==============      ===============

                 See accompanying notes to financial statements
                                      Page F11

                              Life Petroleum, Inc.
                          Notes to Financial Statements
                                December 31, 2001


Note 1   Nature of Operations and Summary of Significant Accounting Policies

         (A) Nature of Operations

          Life Petroleum, Inc. F/K/A Mergers R Us, Inc. (the "Company") was incorporated in the State of Florida on February 29, 1988, for the purpose of seeking business acquisitions. On September 8, 1989, the shareholders of the Company approved an amendment to the Articles of Incorporation changing the name of the Company to Life Petroleum, Inc.

          The Company never generated revenues and had not conducted any formal business operations since 1989. The Company's fiscal year end is December 31.

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowing, or a combination thereof.

         (B) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (C) Cash and Cash Equivalent

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (D) Stock-Based Compensation

          The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

          The Company accounts for stock options issued to non-employees for goods or services in accordance with SFAS 123.

                                      Page F12

         (I) New Accounting Pronouncements

          The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company. Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

          Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

          Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

                                      Page F13

         (F) Net Loss Per Share

          Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2001 and 2000, there were no common stock equivalents outstanding. Accordingly, diluted EPS was the same as basic EPS.

         (G) Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 2   Stockholders' Equity

         (A) Preferred Stock

          The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share, issuable in such series and bearing such voting, dividend, conversion, liquidation and other rights and preferences as the Company's Board of Directors may determine. No shares of the Company's Preferred stock are outstanding.

         (B) Common Stock

          The Company is authorized to issue 750,000,000 shares of its $0.0001 par value common stock.

          During 2001, the Company's Board of Directors approved the issuance of 60,470,100 common shares for $22,500 under a private placement, 20,100,000 common shares for services rendered, and 1,000,000 shares in exchange for $8,000 of outstanding accounts payable. The shares for services and payables were valued at the contemporaneous cash-offering price resulting in a legal expense of $1,340, consulting expense of $6,139 and a gain on settlement of $7,628.

                                      Page F14

          As of the date of the accompanying audit report, the certificates for the 81,570,100 shares have not been issued. Accordingly, the shares are reflected on the balance sheet as common stock issuable and are included in the computation of net loss per share.

Note 3   Income Taxes

There was no income tax expense for the years ended December 31, 2001 and 2000 due to the Company's inactive status.

The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended December 31, 2001 and 2000 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                                      2001                2000
                                                                -----------------     --------------
Computed "expected" tax expense (benefit)                    $           (5,509)   $          -
Effect of net operating losses                                            5,509               -
                                                                -----------------     --------------
                                                             $             -       $          -
                                                                =================     ==============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2001 are as follows:

                                                                     2001
                                                               -----------------

Deferred tax assets:
Net operating loss carryforward                              $          141,371
Stock based fees                                                          2,543
                                                               -----------------
Total gross deferred tax assets                                         143,914
Less valuation allowance                                               (143,914)
                                                               -----------------
Net deferred tax assets                                      $             -
                                                               =================

The net operating loss carryforward at December 31, 2001 was approximately $415,498, which expires starting in 2004 through 2021. Usage of the net operating loss carryforward may be limited if a change in ownership of the Company occurs.

The valuation allowance at January 1, 2001 was $138,405. The increase during 2001 was $5,509.

                                      Page F15

Note 4   Going Concern

As reflected in the accompanying financial statements, the Company has no revenues, is inactive, has a year 2001 loss of $16,201, and has an accumulated deficit of $423,277 at December 31, 2001. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify an acquisition or merger candidate or develop a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management intends on seeking a merger candidate or developing a new business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

                                      Page F16

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

     As of December 31, 2001, Bradley Cassel, age 48 served as the Company's sole Director and executive officer.

     Bradley Cassel has been the President and a Director of the Company since inception in 1987 and has been the Company's Treasurer and Secretary since 1990. He has been employed as a site acquisition specialist with Lotterman Real Estate Services, Inc. since February 2001. From May 1999 to February 2001 he was an independent investor. From August 1998 to May 1999 he was a registered representative with Cardinal Capital Management, Inc., a registered broker/dealer. From January 1997 through August 1998 he was a registered representative with Barber and Bronson, Inc., a registered broker/dealer.

Compliance with Section 16(a) of the Exchange Act

     Bradley Cassel, the Company's sole Director and Executive Officer has not filed a Form 3 as of the date hereof, and is in the process of doing so. Securities Counseling and Management, Inc., a 10% owner of the Company's Common Stock has not filed a Form 3 as of the date hereof, and is in the process of doing so.

Item 10.          Executive Compensation.

     No compensation was paid to any officer or director of our Company during the year ended December 31, 2001.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the end of the Report Period

     As of December 31, 2001, our Company's only currently outstanding voting securities were 160,659,100 shares of Common Stock, $0.0001 par value. The following table sets forth information concerning ownership of the Company's Common Stock by officers, directors and principal stockholders (holders of more than 5% of our Company's Common Stock) as of December 31, 2001.

                                                Amount
                                                and Nature               Percent
                                                Of Beneficial            of
Name and Address of Beneficial Owner            Ownership                Class
-------------------------------------           ----------               -----

Bradley W. Cassel          (1)                  8,000,000                 4.9%
6790 S.W. 76th Terrace
South Miami, Fl  33143

James S. Cassel            (1)                  14,718,900                9.1%
Columbus Center
1 Alhambra Plaza, Ste. 1410
Coral Gables, Fl 33134

Securities Counseling and Management, Inc       16,500,000                10.2%
21131 N.E. 24th Court
Miami, Fl 33180


(1) Owned in Joint Tenancy by their respective spouses. Bradley Cassel and James Cassel are brothers.

Changes in Control

     As of the end of the report period , no material changes in control have taken place.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

Exhibits Required by Item 601 of Regulation S-B

Designation                Page
of Exhibit                 Number
as Set Forth               or Source of
in Item 601 of             Incorporation
Regulation S-B             By Reference        Description

(3)      (i)                (1)                Articles of Incorporation:

         3.1                (1)                Articles of Amendment to Articles
                                               of Incorporation

         (ii)               (1)                Bylaws:

 (10)                                          Material Contracts:

         10.1               (1)                Agreement between the Company and
                                               Securities Counseling and
                                               Management, Inc.

(1) Filed as an exhibit to the Company's registration statement on Form 10-SB registration number 000-33041, and, incorporated by reference herein as permitted by Commission Rule 12b-23.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:    March 29, 2002

                              Life Petroleum, Inc.,


                            By: /s/ Bradley W. Cassel
                                    President


     In accordance with the Exchange Act of 1934, the Registrans has caused to be signed on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Date                      Title

/s/ Bradley W. Cassel /s/         March 29,2002              President,
                                                             and Director