Form 10QSB
period 2002-03-31
LIFE PETROLEUM INC
filed 2002-04-24
CIK 835400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                           Commission File No. 0-33041

                              LIFE PETROLEUM, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Florida                                 65-0037085
       ----------------                     ---------------------------
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

                                  (305) 667-0441
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
       -----------------------------------------------------------------
                      (Former Address and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes X     No

Number of shares  outstanding of each of the issuer's  classes of common equity:
As of March 31, 2002, the Company had a total of 160,659,100 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              Life Petroleum, Inc.
                              Financial Statements
                                   (Unaudited)
                                 March 31, 2002


                              Life Petroleum, Inc.

                                    Contents

                                                                Page
                                                            -----------
Balance Sheets                                                     F-3

Statements of Operations                                           F-4

Statements of Cash Flows                                           F-5

Notes to Financial Statements                                      F-6

                              Life Petroleum, Inc.
                                 Balance Sheets
                                   (Unaudited)

                                     Assets

                                       March 31, 2002         December 31, 2001
                                    -------------------      -------------------
Current Assets
Cash                             $              3,255                    4,250
                                  -------------------      -------------------

Total Current Assets             $              3,255                    4,250
                                    ===================      ===================


                      Liabilities and Stockholder's Equity

Current Liabilities
Accounts payable                  $                930                      -
                                     -------------------     -------------------

Total Current Liabilities                          930                      -
                                     -------------------     -------------------

Stockholder's Equity
Preferred stock, par value $0.01,
   5,000,000 shares authorized,                     -                       -
   none issued and outstanding
Common stock, par value $0.0001,
   750,000,000 shares authorized,               7,909                   7,909
   79,089,000 shares issued and outstanding
Common stock issuable (81,570,100
        shares at par value)                    8,157                   8,157
Additional paid-in capital                    411,461                 411,461
Accumulated deficit                          (425,202)               (423,277)
                                   -------------------       -------------------
Total Stockholders' Equity                      2,325                   4,250
                                   -------------------       -------------------

Total Liabilities and
     Stockholder's Equity         $             3,255                   4,250
                                   ===================        ==================

                 See accompanying notes to financial statements

                              Life Petroleum, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                    2002                 2001
                                               -----------------   -------------
Expenses
General and administrative                     $         359        $     100
Professional fees                                      1,580                -
                                               -----------------   -------------
Total Expenses                                         1,939              100
                                               -----------------   -------------

Loss from Operations                                  (1,939)            (100)
                                               -----------------   -------------

Other Income
Interest income                                           14               34
                                               -----------------   -------------
Total Other Income                                        14               34
                                               -----------------   -------------
Net Loss                                       $      (1,925)       $     (66)
                                               =================   =============

Loss per Share - Basic and Diluted             $           -        $       -
                                               =================   =============

Weighted Average - Number of Shares Outstanding   160,659,100        95,074,300
                                               =================   =============


                 See accompanying notes to financial statements

                              Life Petroleum, Inc.
                             Statements of Cash Flow
                                   (Unaudited)

                                           Three Months Ended March 31,
                                               2002                  2001
                                          ---------------      ---------------
Cash Flows from Operating Activities:
Net loss                                  $        (1,925)    $         (66)
Adjustments to reconcile net loss to net
         cash used in operating activities:
Increase in accounts payable                          930                 -
                                           ----------------      ---------------
Net Cash Used in Operating Activities                (995)              (66)
                                           ----------------      ---------------

Cash Flows from Financing Activities:
Proceeds from sales of common stock                     -              7,600
                                           ----------------      ---------------
Net Cash Provided by Financing Activities               -              7,600
                                           ----------------      ---------------

Net Increase (Decrease) in Cash                      (995)             7,534

Cash - Beginning of Year                            4,250                 -
                                           ----------------      ---------------

Cash - End of Year                         $        3,255     $        7,534
                                           ================      ===============

                 See accompanying notes to financial statements

                              Life Petroleum, Inc.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

For further information, refer to the audited financial statements and footnotes for the years ending December 31, 2001 and 2000 included in the Company's Form 10-KSB.

Note 2   Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has continuing losses, and has an accumulated deficit of $425,202 at March 31, 2002. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify an acquisition or merger candidate or develop a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management intends on seeking a merger candidate or developing a new business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

ITEM 2. PLAN OF OPERATIONS

INTRODUCTORY STATEMENT

     The Private Securities Litigation Reform Act provides a "safe harbor" for forward- looking statements. Certain statements included in this form 10-QSB are forward looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

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

Selection of a business to acquire.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - None.

    (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE PETROLEUM, INC.

Dated: April 24, 2002                             By: /s/Bradley Cassel
                                            ------------------------------------
                                                  Bradley Cassel, President and
                                                  Director