Form 10QSB
period 2002-06-30
LIFE PETROLEUM INC
filed 2002-08-13
CIK 835400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                           Commission File No. 0-33041

                              LIFE PETROLEUM, INC.

    ------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

                      Florida              65-0037085
                 ----------------       ----------------------
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

                                       N/A
    ------------------------------------------------------------------------

                      (Former Address and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     YesX       No
                                          --------------- ---------------
 Number of shares outstanding of each of the issuer's classes of common equity:
As of June 30, 2002, the Company had a total of 160,659,100 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              Life Petroleum, Inc.

                              Financial Statements
                                   (Unaudited)

                                  June 30, 2002

                              Life Petroleum, Inc.

                                    Contents


                                                                      Page
                                                                    -----------

Balance Sheets                                                          1

Statements of Operations                                                2

Statements of Cash Flows                                                3

Notes to Financial Statements                                           4

                              Life Petroleum, Inc.
                                 Balance Sheets

                                     Assets


                                                                           June 30, 2002         December 31, 2001
                                                                            (Unaudited)
                                                                         ------------------   ------------------------

Current Assets
Cash                                                                  $             1,693                      4,250
                                                                         ------------------   ------------------------


Total Current Assets                                                  $             1,693                      4,250
                                                                         ==================   ========================






                              Stockholders' Equity

Stockholders' Equity
Preferred stock, par value $0.01, 5,000,000 shares authorized, none                  -                          -
   issued and outstanding
Common stock, par value $0.0001, 750,000,000 shares authorized,                    16,066                      7,909
   160,659,100 shares issued and outstanding
Common stock issuable (81,570,100 shares at par value at December                    -                         8,157
   31, 2001)
Additional paid-in capital                                                        411,461                    411,461
Accumulated deficit                                                              (425,834)                  (423,277)
                                                                         ------------------   ------------------------


Total Stockholders' Equity                                            $             1,693                      4,250
                                                                         ==================   ========================

                See accompanying notes to financial statements.
                                        1

                              Life Petroleum, Inc.
                            Statements of Operations
                            ------------------------
                                   (Unaudited)


                                              Three Months Ended June 30,              Six Months Ended June 30,
                                               2002                2001                2002                2001
                                          ----------------    ----------------    ----------------    ----------------
 Expenses
 Consulting expense                    $            -      $            -      $            -      $           7,479
 General and administrative                          125               2,205                 484               2,305
 Professional fees                                   515              12,608               2,095              12,608
                                          ----------------    ----------------    ----------------    ----------------

 Total Expenses                                      640              14,813               2,579              22,392
                                          ----------------    ----------------    ----------------    ----------------


 Loss from Operations                               (640)            (14,813)             (2,579)            (22,392)
                                          ----------------    ----------------    ----------------    ---------------

 Other Income
 Interest income                                       8                 113                  22                 148
                                          ----------------    ----------------    ----------------    ----------------

 Total Other Income                                    8                 113                  22                 148
                                          ----------------    ----------------    ----------------    ----------------


 Loss before extraordinary item                     (632)            (14,700)            (2,557)             (22,244)

 Extraordinary gain on settlement of                -                   -                   -                  7,628
  accounts payable
                                          ----------------    ----------------    ----------------    ----------------


 Net Loss                              $            (632)  $         (14,700)  $          (2,557)  $         (14,616)
                                          ================    ================    ================    ================


 Loss per Share - Basic and Diluted    $            -      $            -      $            -      $            -
                                          ================    ================    ================    ================


 Weighted Average - Number of Shares         160,659,100         142,667,379         160,659,100         119,085,891
  Outstanding
                                          ================    ================    ================    ================

                See accompanying notes to financial statements.
                                        2

                              Life Petroleum, Inc.
                             Statements of Cash Flow
                             -----------------------
                                   (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                          2002              2001
                                                                                      -------------     --------------
Cash Flows from Operating Activities:
Net loss                                                                          $        (2,557)   $       (14,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based consulting expense                                                               -                 7,479
Gain on settlement of accounts payable                                                       -                (7,628)
Increase in accounts payable                                                                 -                 6,008
                                                                                      -------------     --------------

Net Cash Used in Operating Activities                                                      (2,557)            (8,757)
                                                                                      -------------     --------------


Cash Flows from Financing Activities:
Proceeds from sales of common stock                                                          -                20,000
Contributed capital                                                                          -                   100
                                                                                      -------------     --------------
Net Cash Provided by Financing Activities                                                    -                20,100
                                                                                      -------------     --------------


Net Increase (Decrease) in Cash                                                            (2,557)            11,343

Cash - Beginning of Period                                                                  4,250               -
                                                                                      -------------     --------------


Cash - End of Period                                                              $         1,693    $        11,343
                                                                                      =============     =============

                 See accompanying notes to financial statements.
                                        3

                              Life Petroleum, Inc.
                          Notes to Financial Statements
                                  June 30, 2002
                                  -------------
                                   (Unaudited)

Note 1   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

Note 2   Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has continuing losses, and has an accumulated deficit of $425,834 at June 30, 2002. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify an acquisition or merger candidate or develop a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES

         None

 ITEM 6.

 EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - None.

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE PETROLEUM, INC.

 Dated: August 5, 2002                        By: /s/Bradley Cassel
                                         -------------------------------------
                                            Bradley Cassel, President and
                                               Director

 LIFE PETROLEUM, INC.


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Life Petroleum, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bradley Cassel, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 /s/ Bradley Cassel
 --------------------------
Bradley Cassel
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer
   August 12, 2002