Form 10QSB
period 2002-09-30
LIFE PETROLEUM INC
filed 2002-11-13
CIK 835400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                           Commission File No. 0-33041


                              LIFE PETROLEUM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                               Florida 65-0037085
                 ---------------- ------ ----------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)


                              Life Petroleum, Inc.
                             6790 S.W. 76th Terrace
                              South Miami, FL 33143
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (305) 667-0441
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
                      -------------------------------------
                      (Former Address and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X           No
                               ---             ---

Number of shares outstanding of each of the issuer's classes of common equity:
As of September 30, 2002, the Company had a total of 160,659,100 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

                                    PART I

ITEM 1. FINANCIAL STATEMENTS


                              Life Petroleum, Inc.

                              Financial Statements
                                   (Unaudited)

                               September 30, 2002


                                    Contents



                                                                          Page
                                                                        --------

Balance Sheets                                                              1

Statements of Operations                                                    2

Statements of Cash Flows                                                    3

Notes to Financial Statements                                               4

                              Life Petroleum, Inc.
                                 Balance Sheets


                                     Assets

                                               September 30,
                                                    2002          December 31,
                                                (Unaudited)           2001
                                               -------------     -------------
Current Assets

Cash ......................................    $         576             4,250
                                               -------------     -------------

Total Current Assets ......................    $         576     $       4,250
                                               =============     =============


                              Stockholders' Equity

Stockholders' Equity

Preferred stock, par value $0.01,
  5,000,000 shares authorized, none
  issued and outstanding ..................                -                 -

Common stock, par value $0.0001,
  750,000,000 shares authorized,
  160,659,100 shares issued and
  outstanding .............................           16,066             7,909

Common stock issuable (81,570,100
  shares at par value at December 31, 2001)                -             8,157

Additional paid-in capital ................          411,461           411,461

Accumulated deficit .......................         (426,951)         (423,277)
                                               -------------     -------------

Total Stockholders' Equity ................    $         576     $       4,250
                                               =============     =============


               See accompanying notes to financial statements.

                              Life Petroleum, Inc.
                            Statements of Operations
                                   (Unaudited)


                            Three Months Ended          Nine Months Ended
                               September 30,               September 30,
                            2002          2001          2002          2001
                        -----------   -----------   -----------   -----------
Expenses
Consulting expense ...  $         -   $         -   $         -   $     7,479
General and
 administrative ......          517           595         1,001         2,900
Professional fees ....          605           280         2,700        12,888
                        -----------   -----------   -----------   -----------
Total Expenses .......        1,122           875         3,701        23,267
                        -----------   -----------   -----------   -----------

Loss from Operations .       (1,122)         (875)       (3,701)      (23,267)
                        -----------   -----------   -----------   -----------

Other Income
Interest income ......            5            79            27           227
                        -----------   -----------   -----------   -----------
Total Other Income ...            5            79            27           227
                        -----------   -----------   -----------   -----------

Loss before
 extraordinary item ..       (1,117)         (796)       (3,674)      (23,040)

Extraordinary gain on
 on settlement of
 accounts payable ....            -             -             -         7,628
                        -----------   -----------   -----------   -----------

Net Loss .............  $    (1,117)  $      (796)  $    (3,674)  $   (15,412)
                        ===========   ===========   ===========   ===========

Loss per Share - Basic
 and Diluted .........  $         -   $         -   $         -   $         -
                        ===========   ===========   ===========   ===========

Weighted Average -
 Number of Shares
 Outstanding .........  160,659,100   157,299,650   160,659,100   132,011,133
                        ===========   ===========   ===========   ===========


               See accompanying notes to financial statements.

                              Life Petroleum, Inc.
                             Statements of Cash Flow
                                   (Unaudited)



                                                           Nine Months Ended
                                                              September 30,
                                                           2002          2001
                                                         --------      --------
Cash Flows from Operating Activities:

Net loss ...........................................     $ (3,674)     $(15,412)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based consulting expense .....................            -         7,479

Gain on settlement of accounts payable .............            -        (7,628)

Decrease in accounts payable .......................            -        (2,000)
                                                         --------      --------

Net Cash Used in Operating Activities ..............       (3,674)      (17,561)
                                                         --------      --------


Cash Flows from Financing Activities:

Proceeds from sales of common stock ................            -        22,500

Contributed capital ................................            -           100
                                                         --------      --------

Net Cash Provided by Financing Activities ..........            -        22,600
                                                         --------      --------

Net (Decrease) Increase in Cash ....................       (3,674)        5,039

Cash - Beginning of Period .........................        4,250             -
                                                         --------      --------

Cash - End of Period ...............................     $    576      $  5,039
                                                         ========      ========


               See accompanying notes to financial statements.

                              Life Petroleum, Inc.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


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


Note 2  Going Concern

As reflected in the accompanying unaudited financial statements, the Company is inactive, has a net loss and net cash used in operations of $3,674 for the nine months ended September 30, 2002, and an accumulated deficit of $426,951 at September 30, 2002. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify an acquisition or merger candidate or develop a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                   PART II

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIFE PETROLEUM, INC.

 Dated: November 13, 2002               By: /s/ Bradley Cassel
                                            ------------------
                                            Bradley Cassel,
                                            President and Director



                                  CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Bradley Cassel, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Life Petroleum,
    Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I (herein the "Certifying Officer") am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the company) is made known to the Certifying Officer, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report the conclusions of the Certifying Officer about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002              By: /s/ Bradley Cassel
                                         Bradley Cassel,
                                         President and Director