Form 10KSB
period 2002-12-31
LIFE PETROLEUM INC
filed 2003-05-29
CIK 835400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number 0-33041

                              LIFE PETROLEUM, INC.
                              --------------------
               (Name of Small Business Registrant in its charter)

                    Florida                           90-0052652
                    -------                           ----------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification Number)

                  6790 S.W. 76th Terrace, South Miami, Fl 33143
                  ---------------------------------------------
               (Address of principal executive offices)(zip code)

                Registrant's telephone number: (305) 667-0441
                                               --------------

              Securities registered under Section 12(b) of the Act:

       Title of each class      Name of each exchange on which registered

              None                                  None
       -------------------      -----------------------------------------

              Securities Registered under Section 12(g) of the Act:

                         Common Stock, $0.0001 par value
                         -------------------------------
                                (Title of Class)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: All reports prior to report date (December 31, 2002) have been filed. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

         State Registrant's revenues for its most recent fiscal year: $ 0 (for year ended December 31, 2002)

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $53,101 based on the last transaction price of $0.00039 as of June 27th, 2002, there being 136,158,200 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

         State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 160,659,100 shares of common stock, as of May 21, 2003.


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

BUSINESS

         Life Petroleum, Inc., currently has no business operations other than seeking a business combination, the success of which can not be guaranteed. The Company has no current plan, proposals, agreements, understanding or arrangements to acquire or merge with any specific business or company and has not identified any company for investigation or evaluation. The Company has not generated any revenue for the fiscal year ended December 31, 2002, and does not anticipate generating any revenue in the near future, if ever.

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

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS.

         The Company did not submit any matter to a vote of security holders during its fiscal year ended December 31, 2002.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

         There has been no public market for our Company's common stock during the preceding two years.

OUR COMPANY'S COMMON STOCK

         The authorized capital stock of our Company currently consists of 750,000,000 shares of Common Stock, $.0001 par value. As of May 21, 2003 there were 187 shareholders of record.

         The Company is also authorized to issue 5,000,000 shares of Preferred Stock, $.01 par value. As of May 21, 2003 there were no shares of preferred stock issued and outstanding.

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

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company currently has no business operations other than seeking a business combination, the success of which no assurance can be given. The Company has not generated any revenue for the fiscal year ended December 31, 2002, and does not anticipate generating any revenue in the near future, if ever.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Life Petroleum, Inc., reported a net loss for the year ended December 31, 2002 of $4,550 and a net loss for the year ended December 31, 2001 of $16,201 after an extraordinary gain on the settlement of an account payable to the Company's transfer agent.

         The Company had no revenues for the year ended December 31, 2002 and 2001, respectively. Expenses in 2002 consisted primarily of professional fees.

         The Company is currently not engaged in business operations, so accordingly, any comparisons from previous periods is not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, the Company had $180 in cash, and its ability to operate as a going concern is dependant on its ability to effect a business combination or procure capital, the success of which cannot be assured.

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

ITEM 7.  FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         The auditor's report and audited balance sheet of our Company for the year ended December 31, 2002, and related statements of operations, stockholder's equity and cash flows for the years ended December 31, 2002 and 2001 and notes to financial statements for such years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         As of December 31, 2002, Bradley Cassel, age 49 served as the Company's sole Director and executive officer.

         Bradley Cassel has been the President and a Director of the Company since inception in 1987 and has been the Company's Treasurer and Secretary since 1990. He has been employed as a account executive with IKON Office Solutions, Inc. since June 2002. From February 2001 to April 2002 he was employed as a site acquisition specialist with Lotterman Real Estate Services, Inc. From May 1999 to February 2001 he was an independent investor. From August 1998 to May 1999 he was a registered representative with Cardinal Capital Management, Inc., a registered broker/dealer. From January 1997 through August 1998 he was a registered representative with Barber and Bronson, Inc., a registered broker/dealer.


ITEM 10. EXECUTIVE COMPENSATION.

         No compensation was paid to any officer or director of our Company during the year ended December 31, 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

AS OF THE END OF THE REPORT PERIOD

         As of December 31, 2002, our Company's only currently outstanding voting securities were 160,659,100 shares of Common Stock, $0.0001 par value. The following table sets forth information concerning ownership of the Company's Common Stock by officers, directors and principal stockholders (holders of more than 5% of our Company's Common Stock) as of December 31, 2002.

                                                Amount
                                                and Nature         Percent
                                                Of Beneficial      of
Name and Address of Beneficial Owner            Ownership          Class
____________________________________            _____________      _______

Bradley W. Cassel(1)                             8,000,000           4.9%
67690 S.W. 76th Terrace
South Miami, Fl  33143

James S. Cassel(1)                              14,718,900           9.1%
Columbus Center
1 Alhambra Plaza, Ste. 1410
Coral Gables, Fl 33134

Michael H. Jordan (2)                           21,718,000          13.5%
333 North Ocean Blvd., Ste 810
Deerfield Beach, Fl 33441
__________

(1) Owned in Joint Tenancy with their respective spouses. Bradley Cassel and James Cassel are brothers.

(2)      Includes 16,000,000 owned by Securities Counseling & Management, Inc.

CHANGES IN CONTROL

         As of the end of the report period , no material changes in control have taken place.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

EXHIBITS REQUIRED BY ITEM 601OF REGULATION S-B

         The response to this Item as contained in our Company's report on Form 10-KSB for the year ended December 31, 1998 and 1999 and 2000, is hereby incorporated by reference, as permitted by Commission Rule 12b-23, except as modified by the disclosure contained in our Company's: reports on Form 10-QSB for the quarters ended March 31, 2002 and June 30, 2002 and September 30, 2002; and, the current reports on Form 8-K filed with the Commission on June 25, 2002, and for the following additional exhibits filed herewith. The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

Designation                Page
of Exhibit                 Number
as Set Forth               or Source of
in Item 601 of             Incorporation
Regulation S-b             by Reference              Description
______________             _____________             ___________

  (3)  (i)                       1               Articles of Incorporation

       3.3                       1               Articles of Amendment to
                                                 Articles of Incorporation

      (ii)                       1               Bylaws

 (10)                            1               Material Contracts

____________

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

         Dated: May 29, 2003                 LIFE PETROLEUM, INC.,


                                             By: /s/ Bradley W. Cassel
                                                 ---------------------
                                                 Bradley W. Cassel
                                                 President


         In accordance with the Exchange Act of 1934, the Registrans has caused to be signed on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Date                 Title

/s/ Bradley W. Cassel            May 29, 2003         President, and Director

                                  CERTIFICATION

I, Bradley W. Cassel, certify that:

1. I have reviewed this annual report on Form 10-KSB of Life Petroleum, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         May 29, 2003                   By: /s/ Bradley W. Cassel
                                            ---------------------------------
                                            Bradley W. Cassel,
                                            President, Principal Executive and
                                            Principal Accounting Officer

                              LIFE PETROLEUM, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


                                    CONTENTS


                                                                         Page(s)
                                                                         -------

Independent Auditors' Report ................................................F-2


Balance Sheet ...............................................................F-3


Statements of Operations ....................................................F-4


Statements of Changes in Stockholders' Deficiency ...........................F-5


Statements of Cash Flows ....................................................F-6


Notes to Financial Statements .......................................F-7 to F-11

                              LIFE PETROLEUM, INC.
                             STATEMENTS OF CASH FLOW
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                          Independent Auditors' Report


To the Board of Directors of:
Life Petroleum, Inc.


We have audited the accompanying balance sheet of Life Petroleum, Inc. as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Life Petroleum, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is inactive and has no revenues. The Company has a net loss of $4,550 and net cash used in operations of $4,370 in 2002 and a working capital deficiency of $300 an accumulated deficit of $427,827 and a stockholders' deficiency of $300 at December 31, 2002. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to this matter is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 28, 2003

                              LIFE PETROLEUM, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 2002


                                  ASSETS

Current Assets
Cash ..............................................................   $     180
                                                                      ---------
Total Current Assets ..............................................         180
                                                                      ---------


                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable ..................................................   $     180
Loan payable - stockholder ........................................         300
                                                                      ---------
Total Current Liabilities .........................................         480
                                                                      ---------

Stockholders' Deficiency
Preferred stock, $0.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ...................................           -
Common stock, $0.0001 par value, 750,000,000 shares authorized
    160,659,100 shares issued and outstanding .....................      16,066
Additional paid in capital ........................................     411,461
Accumulated deficit ...............................................    (427,827)
                                                                      ---------
Total Stockholders' Deficiency ....................................        (300)
                                                                      ---------

Total Liabilities and Stockholders' Deficiency ....................   $     180
                                                                      =========

                 See accompanying notes to financial statements

                              LIFE PETROLEUM, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                       2002            2001
                                                  -------------   -------------

Operating Expenses
Consulting expense .............................              -           6,194
General and administrative .....................          1,001           3,073
Professional fees ..............................          3,577          14,821
                                                  -------------   -------------
Total Operating Expenses .......................          4,578          24,088
                                                  -------------   -------------

Loss from Operations ...........................         (4,578)        (24,088)
                                                  -------------   -------------

Other Income (Expense)
Interest income ................................             28             259
                                                  -------------   -------------
Total Other Income .............................             28             259
                                                  -------------   -------------

Loss before extraordinary item .................         (4,550)        (23,829)

Extraordinary gain on settlement
   of accounts payable .........................              -           7,628
                                                  -------------   -------------

Net Loss .......................................  $      (4,550)  $     (16,201)
                                                  =============   =============

Loss per share before extraordinary gain .......              -               -
Extraordinary gain .............................              -               -
                                                  -------------   -------------


Net Loss Per Share - Basic and Diluted .........  $        0.00   $        0.00
                                                  =============   =============

Weighted average number of shares outstanding
        during the year - basic and diluted ....    160,659,100     139,251,828
                                                  =============   =============

                 See accompanying notes to financial statements

                                                 LIFE PETROLEUM, INC.
                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                        YEARS ENDED DECEMBER 31, 2002 AND 2001


                                     Preferred Stock          Common Stock        Additional
                                     ----------------    ----------------------    Paid-in    Accumulated
                                     Shares    Amount      Shares        Amount    Capital      Deficit       Total
                                     ------    ------    -----------    -------    --------    ---------     --------
Balance, December 31, 2000 ......         -         -     79,089,000    $ 7,909    $389,167    $(407,076)    $(10,000)

Common stock issued for cash ....         -         -     60,470,100      6,047      16,453            -       22,500

Common stock issued for services          -         -     20,100,000      2,010       5,469            -        7,479

Common stock issued in settlement
   of accounts payable ..........         -         -      1,000,000        100         272            -          372

Contributed capital .............         -         -              -          -         100            -          100

Net loss, 2001 ..................         -         -              -          -           -      (16,201)     (16,201)
                                     ------    ------    -----------    -------    --------    ---------     --------

Balance, December 31, 2001 ......         -         -    160,659,100     16,066     411,461     (423,277)       4,250

Net loss, 2002 ..................         -         -              -          -           -       (4,550)      (4,550)
                                     ------    ------    -----------    -------    --------    ---------     --------

Balance, December 31, 2002 ......         -         -    160,659,100    $16,066    $411,461    $(427,827)    $   (300)
                                     ======    ======    ===========    =======    ========    =========     ========

                                    See accompanying notes to financial statements

                                                          F-5

                              LIFE PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                             2002        2001
                                                            -------    --------
Cash Flows from Operating Activities:
Net loss ................................................   $(4,550)   $(16,201)
Adjustments to reconcile net loss to net cash used in
      operating activities:
Stock based consulting and legal expenses ...............         -       7,479
Gain on settlement of accounts payable ..................         -      (7,628)
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable ........................................       180      (2,000)
                                                            -------    --------
Net Cash Used in Operating Activities ...................    (4,370)    (18,350)
                                                            -------    --------

Cash Flows from Financing Activities:
Loan payable - stockholder ..............................       300           -
Proceeds from sale of common stock ......................         -      22,500
Contributed capital .....................................         -         100
                                                            -------    --------
Net Cash Provided by Financing Activities ...............       300      22,600
                                                            -------    --------

Net Increase (Decrease) in Cash .........................   $(4,070)   $  4,250

Cash and cash equivalents at Beginning of Year ..........     4,250           -
                                                            -------    --------

Cash at End of Year .....................................   $   180    $  4,250
                                                            =======    ========

                 See accompanying notes to financial statements

                              LIFE PETROLEUM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

         (C) CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (D) STOCK-BASED COMPENSATION

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options issued to non-employees for goods or services in accordance with SFAS 123.

                              LIFE PETROLEUM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         (E) NET LOSS PER SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2002 and 2001, there were no common stock equivalents outstanding. Accordingly, diluted EPS was the same as basic EPS.

         (F) INCOME TAXES

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

         (G) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including accounts payable and loan payable - stockholder, approximate fair value due to the relatively short period to maturity for these instruments.

         (H) NEW ACCOUNTING PRONOUNCEMENTS

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

                              LIFE PETROLEUM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

                              LIFE PETROLEUM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

                              LIFE PETROLEUM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

NOTE 2   LOAN PAYABLE - STOCKHOLDER

During 2002, a principal stockholder loaned the Company $300. The loan is non-interest bearing, unsecured and due on demand.

NOTE 3   STOCKHOLDERS' DEFICIENCY

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

         There were no stock issuances in 2002.

NOTE 4   INCOME TAXES

There was no income tax expense for the years ended December 31, 2002 and 2001 due to the Company's inactive status.

                              LIFE PETROLEUM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended December 31, 2002 and 2001 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                               2002       2001
                                                             -------    -------
Computed "expected" tax expense (benefit) ................   $(1,547)   $(5,509)
Re-characterization of prior year temporary difference ...     2,543          -
Other ....................................................       102          -
Effect of net operating losses ...........................    (1,098)     5,509
                                                             -------    -------
                                                             $     -    $     -
                                                             =======    =======

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

                                                               2002
                                                            ---------
Deferred tax assets:
Net operating loss carryforward ....................        $ 142,857
                                                            ---------
Total gross deferred tax assets ....................          142,857
Less valuation allowance ...........................         (142,857)
                                                            ---------
Net deferred tax assets ............................        $       -
                                                            =========

At December 31, 2002, the Company has a net operating loss carryforward of $420,048 available to offset future taxable income through 2022. Usage of the net operating loss carryforward may be limited if a change in ownership of the Company occurs.

The valuation allowance at December 31, 2001 was $143,914. The net change in valuation allowance for the year ended December 31, 2002 was a decrease of $1,098.

NOTE 5   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $4,550 and net cash used in operations of $4,370 in 2002 and a working capital deficiency of $300 an accumulated deficit of $427,827 and a stockholders' deficiency of $300 at December 31, 2002. In addition, the Company has no revenues and is currently inactive. The ability of the Company to continue as a going concern is dependent on the Company's ability to develop or acquire a new business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management intends on seeking a potential merger candidate with current operations, development of a new business plan, seek new business opportunities and attempt to obtain additional debt or equity financing arrangements that will allow for the Company's continued existence and future growth. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.