Form 10QSB
period 2003-03-31
LIFE PETROLEUM INC
filed 2003-06-24
CIK 835400

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark one)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ______________.


                         Commission file number 0-33041
                                                -------


                              LIFE PETROLEUM, INC.
                              --------------------
              (Exact name of small business issuer in its charter)


                     Florida                           90-0052652
                     --------                          ----------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)


           7810 Ballantyne Commons Parkway, #300, Charlotte, NC 28277
           ----------------------------------------------------------
                    (Address of principal executive offices)


                                 (704) 319-2220
                                 --------------
                           (Issuer's telephone number)


                 6970 SW 76 Terrace, South Miami, Florida 33143
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES __X__          NO _____


         As of March 31, 2003, the number of shares outstanding of the issuer's Common Stock, $.0001 par value per share, is 160,659,100.

Transitional Small Business Disclosure Format (check one):

                          YES _____          NO __X__

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Balance Sheet at March 31, 2003 (unaudited)...........................2

         Statements of Operations (unaudited) for the three months ended
         March 31, 2003 and 2002...............................................3

         Statements of Cash Flows (unaudited) for the three months ended
         March 31, 2003 and 2002...............................................4

         Notes to Financial Statements (unaudited)...........................5-6

Item 2.  Plan of Operations ................................................8-11

Part II. Other Information....................................................12

SIGNATURES....................................................................13

CERTIFICATIONS.............................................................14-15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LIFE PETROLEUM, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)



                                     ASSETS
Current assets
      Cash ........................................................   $      55
                                                                      ---------

      Total Assets ................................................          55
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
      Accounts payable ............................................   $     180
      Loan payable - stockholder ..................................         300
                                                                      ---------
Total Current Liabilities .........................................         480
                                                                      ---------


Stockholders' Deficiency
      Preferred stock, $0.01 par value; 5,000,000 shares
         authorized, none issued and outstanding ..................          --
      Common stock, $0.0001 par value,  750,000,000 shares
         authorized, 160,659,100 shares issued and outstanding ....      16,066
      Additional paid in capital ..................................     411,461
      Accumulated deficit .........................................    (472,952)
                                                                      ---------
Total Stockholders' Deficiency ....................................         425
                                                                      ---------

Total Liabilities and Stockholders' Deficiency ....................   $      55
                                                                      =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              LIFE PETROLEUM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,

                                                       2003            2002
                                                  -------------   -------------

Operating Expenses
      General and administrative expenses ......             --             359
      Professional fees ........................            125           1,580
Total Operating Expenses .......................           (125)         (1,939)
                                                  -------------   -------------

Loss from Operations ...........................           (125)         (1,939)
                                                  -------------   -------------

Other Income (Expense)
      Interest income ..........................             --              14
                                                  -------------   -------------
Total Other Income .............................             --              14
                                                  -------------   -------------

Net Loss .......................................           (125)         (1,925)
                                                  =============   =============

Net Loss Per Share - Basic and Diluted .........   $         --    $         --
                                                  -------------   -------------

Weighted average number of shares outstanding
      during the period - basic and diluted ....    160,659,100     160,659,100
                                                  =============   =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              LIFE PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                2003      2002
                                                                ----      ----

Cash Flows from Operating Activities
      Net loss .............................................     (125)   (1,925)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
      Changes in net operating assets and liabilities in:
      Increase (decrease) in accounts payable ..............        -       930
                                                               ------    ------
Net Cash Used in Operating Activities ......................     (125)     (995)
                                                               ------    ------

Net Decrease in Cash .......................................     (125)     (995)

Cash and cash equivalents at beginning of period ...........      180     4,250
                                                               ------    ------

Cash at end of period ......................................       55     3,255
                                                               ======    ======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              LIFE PETROLEUM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not considered necessarily indicative of results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the year ending December 31, 2002 included in the Company's Form 10-KSB.

NOTE 2.  GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is inactive, has a net loss and net cash used in operations of $125 for the three months ended March 31, 2003, a working capital deficiency of $425, an accumulated deficit of $427,952 and stockholders' deficiency of $425 at March 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify an acquisition or merger candidate or develop a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management intends on seeking a merger candidate or developing a new business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. See Note 4.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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

NOTE 4.  SUBSEQUENT EVENT

On June 5, 2003 (the "Recapitalization Date"), the Company consummated the acquisition of The TAG Group, Inc., a newly formed corporation ("TAG"), in exchange for 481,977 shares of the Company's Series A Convertible Preferred Stock (the "Series A Shares"). Thereafter, TAG assigned to the Company the Agreement and Plan of Merger it had entered into with Convey Systems, Inc., an active privately held corporation ("Convey"). On June 19, 2003 (the "Acquisition Date"), the Company acquired Convey for 180,742 Series A Shares pursuant to this Agreement.

Each Series A Share is automatically convertible into shares of common stock at a 1,000 for 1 ratio upon approval of (i) the reverse stock split of the Company's common stock and (ii) an amendment to the Company's articles of incorporation related thereto. The conversion ratio shall adjust for any recapitalization-type transactions by the Company (such as the reverse stock split). All Series A Shares vote with the Company's common stock on an "as if converted" basis. In connection with the two transactions described above, the Board of Directors designated a total of 750,000 shares as Series A Shares and issued a total of 662,719 Series A Shares with a stated value of $3.00 per share.

Ultimately, the TAG shareholders control approximately 59% of the Company's voting securities. The Convey shareholders control approximately 22% of the Company's voting securities. The remaining shareholders of the Company control approximately 19% of the Company's voting securities.

Since the stockholders of TAG obtained voting control of the Company and there was a change in the Company's management to the principals of TAG, the transaction with TAG was treated as a recapitalization of TAG. Since the stockholders of Convey did not obtain voting control of the Company and did not obtain any other form of control over the Company, the transaction with Convey was treated using the purchase method of accounting. There was no previous relationship between the control persons of TAG and the control persons of Convey.

The balance sheet of the Company subsequent to the recapitalization will consist of the historical balance sheets of the Company and TAG. The operations will consist of the historical operations of TAG and the operations of Life Petroleum, Inc. from the Recapitalization Date. The operations of Convey will be included in the consolidated operations of the Company commencing from the Acquisition Date.

The Company consummated the acquisitions of TAG and Convey in accordance with its plan to acquire an operating business. TAG, a company specializing in expert onsite computer solutions, has developed techniques and methods with various proprietary products and services that it will offer to small enterprise companies and the general public. Convey has developed a Web based communications and collaboration tool for cross industry markets such as universities and libraries, the financial sector, e-training/e-learning and information technology support.

The Company is in the process of determining the valuation of the Company's capital stock in order to determine the purchase price valuation and is in the process of accumulating the data required to allocate the purchase price among the assets and liabilities acquired as part of the Convey acquisition.

ITEM 2.  PLAN OF OPERATIONS

                             INTRODUCTORY STATEMENT

         The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Form 10-QSB are based on our current expectations, are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the company. We assume no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the company.

         Our purpose is to seek, investigate and, if such investigation warrants, merge or combine with or acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

         We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

SELECTION OF A BUSINESS TO ACQUIRE

         We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for future research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public stockholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

         We will not restrict our search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development state, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. Management, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person may need to be assumed by a third party or the target company, as we have limited cash assets with which to pay such obligation.

         Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

         A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

UNSPECIFIED INDUSTRY

         We do not intend to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its resources. This includes industries such as information technology, finance, natural resources, manufacturing, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

         Any entity which has an interest in being acquired by, or merging into, the company is expected to be an entity that desires to become a public company and establish a public trading market for its securities. There are various reasons why an entity would wish to become a public company, including:

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

Management believes that the sought after business opportunity will likely be:

    o a business entity with the goal of becoming a public company in order to use our registered securities for the acquisition of assets or businesses;

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

         We are unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months, or perhaps longer. No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

STRUCTURING OF A BUSINESS COMBINATION

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

         With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage ownership of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

         We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

         We will not acquire or merge with any entity that cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty to file audited financial statements as part of or within 60 days following a Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

SUBSEQUENT EVENT

         On June 5, 2003, we consummated the Share Exchange Agreement dated June 4, 2003 ("Exchange Agreement") with The TAG Group, Inc. ("TAG") and the holders of the outstanding capital stock of TAG (the "TAG Stockholders"). Pursuant to this Agreement, each of the TAG Stockholders exchanged their shares of common stock of TAG for shares of our Series A Convertible Preferred Stock (the "Series A Shares"). As a result, TAG became a wholly owned subsidiary of the Company and the TAG Stockholders became the holders of shares of our issued and outstanding capital stock.

         TAG was a party to an Agreement and Plan of Merger dated May 29, 2003, by and among TAG; TAG Acquisition Corp., a Florida corporation and wholly owned subsidiary of TAG (the "Subsidiary"); Convey Systems, Inc., a Delaware corporation ("Convey"); River Cities Capital Fund II Limited Partnership ("River Cities"); Convergys Corporation ("Convergys") and HV Equity Investments, LLC ("HV") (River Cities, Convergys and HV being referred to collectively herein as the "Convey Stockholders"). Pursuant to an Assignment and Assumption dated June 13, 2003, by and among TAG and the Company, TAG assigned to the Company all of its right, title and interest in and to the Merger Agreement as well as all of TAG's shares of the Subsidiary. Effective June 18, 2003, we consummated the merger such that Convey merged with and into the Subsidiary and pursuant to which the Principal Stockholders and James P. Ferro, another security holder of Convey, exchanged their securities of Convey for Series A Shares of the Company.

         As a result of the share exchange and merger described above, TAG and Convey are now wholly owned subsidiaries of the Company. The Series A shares are convertible into shares of common stock on a 1,000-for-1 basis and vote on an "as if converted" basis. As a result, the TAG shareholders control approximately 59% of the Company's voting securities; the Convey shareholders control approximately 22% and the remaining shareholders control approximately 19%.

         Additional information regarding these transactions and TAG and Convey was provided in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                  None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

Item 5.  OTHER INFORMATION

                  None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

 Exhibit No.      Description
 -----------      -----------

    2.1 Share Exchange Agreement dated as of June 4, 2003, by and among Life Petroleum, Inc., a Florida corporation; The TAG Group, Inc., a Delaware corporation; and the holders of the outstanding capital stock of TAG. (1)

    2.2 Agreement and Plan of Merger dated as of May 29, 2003, by and among The TAG Group, Inc., a Delaware corporation; TAG Acquisition Corp., a Florida corporation and wholly owned subsidiary of TAG; Convey Systems, Inc., a Delaware corporation; River Cities Capital Fund II Limited Partnership; Convergys Corporation, and HV Equity Investments, LLC.(1)

    4.1 Certificate of Designations, Preferences, Rights and Limitations for Series A Convertible Preferred Stock.(1)

   99.1           Certification Pursuant to Section 906 of Sarbanes-Oxley Act of
                  2002
__________

(1) Incorporated by reference herein to the Company's Current Report on Form 8-K dated June 5, 2003, filed June 20, 2003.


         b.       Reports on Form 8-K.

                           None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LIFE PETROLEUM, INC.


Date: June 24, 2003                     By: /s/ Doyal Bryant
                                            -----------------------
                                            Doyal Bryant, President


Date: June 24, 2003                     By: /s/ Richard Salpeter
                                            --------------------
                                            Richard Salpeter
                                            Chief Financial Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Doyal Bryant, President and Chief Executive Officer of Life Petroleum, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Life Petroleum, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have;

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003.                    /s/ Doyal Bryant
                                        ----------------
                                        Doyal Bryant
                                        President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard Salpeter, Chief Financial Officer of Life Petroleum, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Life Petroleum, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the recipient's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003.                    /s/ Richard Salpeter
                                        --------------------
                                        Richard Salpeter
                                        Chief Financial Officer