Form 10QSB
period 2003-06-30
LIFE PETROLEUM INC
filed 2003-08-19
CIK 835400

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003
                                        -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ______________.


                         Commission file number 0-33041
                                                -------

                              LIFE PETROLEUM, INC.
                              --------------------
              (Exact name of small business issuer in its charter)

           Florida                                              90-0052652
 -------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

             5605 Carnegie Boulevard, Suite 200, Charlotte, NC 28209
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 319-2220
                                 --------------
                           (Issuer's telephone number)

           7810 Ballantyne Commons Parkway, #300, Charlotte, NC 28277
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                 -----        -----

         As of June 30, 2003, the number of shares outstanding of the issuer's Common Stock, $.0001 par value per share, is 855,509,708 (pre-reverse stock split) or 10,650,000 (post-reverse stock split).

Transitional Small Business Disclosure Format (check one):

                             YES           NO   X
                                 -----        -----

                                      INDEX


Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet at June 30, 2003 (unaudited)...............3

         Consolidated Statement of Operations (unaudited)
         for the three months and six months ended June 30, 2003...............4

         Consolidated Statement of Stockholders' Deficit (unaudited)
         as of June 30, 2003...................................................5

         Consolidated Statement of Cash Flows (unaudited)
         for the three months ended June 30, 2003 and 2002 ....................6

         Notes to Financial Statements (unaudited).............................8

Item 2.  Plan of Operations...................................................12


Part II. Other Information

Item 1.  Legal Proceedings ...................................................13

Item 2.  Changes in Securities and Use of Proceeds ...........................13

Item 3.  Defaults upon Senior Securities .....................................13

Item 4.  Submission of Matters to a Vote of Security Holders .................13

Item 5.  Other Onformation ...................................................13

Item 6.  Exhibits and Reports on Form 8-K ....................................14

SIGNATURES ...................................................................15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Life Petroleum, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
     Cash .......................................................     $   2,567
     Accounts receivable (net of allowance of $5,000) ...........       125,913
     Prepaid expenses ...........................................         5,355
                                                                      ---------
Total current assets ............................................     $ 133,835

PROPERTY AND EQUIPMENT-NET ......................................        25,946

OTHER ASSETS ....................................................         3,026
                                                                      ---------
                                                                      $ 162,807
                                                                      =========

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Current portion of capital lease obligations ...............     $   3,047
     Accounts payable ...........................................       184,045
     Accrued expenses ...........................................         8,164
     Deferred income ............................................         1,800
     Loans from stockholders ....................................        16,932
                                                                      ---------
Total current liabilities .......................................     $ 213,988

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS ..................             -

STOCKHOLDERS' DEFICIT:
     Common Stock; 50,000 shares authorized;
         10,650,000 shares issued and outstanding
         (post-reverse stock split); $.0001 par value ...........            47
     Additional paid in capital .................................        99,960
     Accumulated deficit ........................................      (151,188)
                                                                      ---------
Total Stockholders' Deficit .....................................       (51,181)
                                                                      ---------
                                                                      $ 162,807
                                                                      =========

          See accompanying notes to consolidated financial statements.

                      Life Petroleum, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Three             Six
                                                     Months           Months
                                                     Ended            Ended
                                                 June 30, 2003    June 30, 2003

GROSS REVENUES ...............................    $     52,273     $     52,273
                                                  ------------     ------------

COSTS AND EXPENSES:
     Cost of revenues ........................          75,036           80,336
     Selling, general and administrative .....          93,831           95,132
     Bad debts ...............................          22,468           22,468
     Depreciation ............................           2,533            2,533
                                                  ------------     ------------
 Total costs and expenses ....................         193,868          200,469
                                                  ------------     ------------

NET LOSS FROM OPERATIONS .....................        (141,595)        (148,196)

OTHER EXPENSES ...............................          (2,992)          (2,992)
                                                  ------------     ------------

NET LOSS .....................................    $   (144,587)    $   (151,188)
                                                  ============     ============

NET LOSS PER SHARE - BASIC AND DILUTED .......    $      (0.01)    $      (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD -
  BASIC AND DILUTED ..........................      10,650,000       10,650,000
                                                  ------------     ------------


          See accompanying notes to consolidated financial statements.

                                   Life Petroleum, Inc. and Subsidiaries
                              Consolidated Statement of Stockholders' Deficit
                                                (Unaudited)

                                         Common Stock
                             ----------------------------------
                            (Pre-reverse  (Post-reverse            Additional
                                Split)        Split)                Paid-In     Accumulated
                                Shares        Shares     Amount     Capital       Deficit        Total
                             -----------   -----------   ------    ---------    -----------   ----------
Balance, January 1, 2003 .             -             -   $    -    $       -    $        -    $        -

Common stock to be issued
  to The TAG Group, Inc.
  stockholders ...........   481,977,300     6,000,000        7            -             -             7

Net loss .................             -             -        -            -        (6,601)       (6,601)
                             -----------   -----------   ------    ---------    ----------    ----------

Balance, March 31, 2003 ..   481,977,300     6,000,000        7            -        (6,601)       (6,594)

Common stock to be issued
  to investor ...........     32,131,820       400,000       40       99,960             -       100,000

Common stock to be issued
  in acquisition of Convey
  Systems, Inc. ..........   180,741,488     2,250,000        -            -             -             -

Common stock owned by
  Life Petroleum, Inc.
  stockholders ...........   160,659,100     2,000,000        -            -             -             -

Net loss .................             -             -        -            -      (144,587)     (144,587)
                             -----------   -----------   ------    ---------    ----------    ----------

Balance, June 30, 2003 ...   855,509,708    10,650,000   $   47    $  99,960    $ (151,188)   $  (51,181)
                             ===========   ===========   ======    =========    ==========    ==========


                        See accompanying notes to consolidated financial statements

                                                     5

                      Life Petroleum, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                           Three         Six
                                                           Months       Months
                                                           Ended        Ended
                                                          June 30,     June 30,
                                                            2003         2003
                                                         ---------    ---------
Cash flows from operating activities:
     Net loss ........................................   $(144,587)   $(151,188)

Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation ....................................       2,533        2,533
     Changes in operating assets and liabilities:
     Net liabilities exceeding net assets
       on acquisitions ...............................       2,992        2,992
     Decrease in accounts receivable .................         815          815
     Increase in prepaid expenses ....................      (5,355)      (5,355)
Increase in accounts payable .........................      53,613       55,413
Decrease in deferred income ..........................      (1,800)      (1,800)
Decrease in accrued expenses .........................      (7,765)      (7,765)
                                                         ---------    ---------

     Net cash used in operating activities ...........     (99,554)    (104,355)
                                                         ---------    ---------

Cash flows from investing activities:
     Purchase of property and equipment ..............      (5,580)      (5,580)
                                                         ---------    ---------

Cash flows from financing activities:
     Cash received from acquisition ..................       1,148        1,148
     Payments on capital lease obligations ...........      (3,286)      (3,286)
     Payments of additional paid in capital ..........      99,960       99,960
     Common stock sold ...............................          40           47
     Loans from stockholders .........................       9,026       14,633
                                                         ---------    ---------
     Net cash provided by financing activities .......     106,888      112,502
                                                         ---------    ---------

Net increase in cash .................................       1,754        2,567

Cash - beginning of period ...........................         813            -
                                                         ---------    ---------

Cash - end of period .................................   $   2,567    $   2,567
                                                         =========    =========

           See accompanying notes to consolidated financial statements

                      Life Petroleum, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                   (continued)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                           Three         Six
                                                           Months       Months
                                                           Ended        Ended
                                                          June 30,     June 30,
                                                            2003         2003
                                                         ---------    ---------
Acquisition of Life Petroleum, Inc.:
     Assets assumed
     Cash ............................................   $   1,148    $   1,148

     Liabilities assumed
     Accounts payable ................................         180          180
     Loans from stockholders .........................       2,300        2,300
                                                         ---------    ---------
     Total liabilities assumed .......................       2,480        2,480
                                                         ---------    ---------

     Net liabilities exceeding net assets ............   $   1,332    $   1,332
                                                         =========    =========


Acquisition of Convey Systems, Inc.:
     Assets assumed
     Accounts receivable .............................     126,728      126,728
     Property and equipment - net ....................      22,891       22,891
     Deposits ........................................       3,026        3,026
                                                         ---------    ---------
     Total assets assumed ............................     152,645      152,645
                                                         ---------    ---------

Liabilities assumed
     Accounts payable ................................     128,452      128,452
     Accrued expenses ................................      19,530       19,530
     Capital lease obligations .......................       6,323        6,323
                                                         ---------    ---------
     Total liabilities assumed .......................     154,305      154,305
                                                         ---------    ---------

   Net liabilities exceeding net assets ..............   $   1,660    $   1,660
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                      Life Petroleum, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note 1 - Business Combination:

         Effective May 31, 2003, the Company completed its share exchange with the stockholders of The TAG Group, Inc., a Delaware corporation ("TAG"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, TAG and the holders of the outstanding capital stock of TAG (the "TAG Stockholders"). Pursuant to this Agreement, the TAG Stockholders were issued shares of the Company's Series A Convertible Preferred Stock ("Series A Shares") in exchange for their shares of common stock of TAG. As a result, TAG is now a wholly owned subsidiary of the Company. The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS
141). The share exchange has been treated as reverse acquisition of the Company by TAG, due to the stockholders of TAG receiving the larger portion of the voting rights of the combined entity. The Company did not record any amount for goodwill on this share exchange; the Company did record $1,332 of expense representing the amount that Life Petroleum, Inc.'s liabilities exceeded assets on May 31, 2003. The consolidated financial statements include the results from operations for TAG for the three months and six months ended June 30, 2003; and the results from operations for Life Petroleum, Inc. for the one month ended June 30, 2003.

         TAG had previously entered into an Agreement and Plan of Merger dated as of May 29, 2003, by and among TAG; TAG Acquisition Corp., a Florida corporation and wholly owned subsidiary of TAG ("Subsidiary"); Convey Systems, Inc., a Delaware corporation ("Convey"); River Cities Capital Fund II Limited Partnership ("River Cities"); Convergys Corporation, and HV Equity Investments, LLC ("HV" and, along with Convergys and River Cities the "Principal Stockholders"). Pursuant to the Merger Agreement, Convey would merge with the Subsidiary, which shall be the surviving corporation, and each of the Principal Stockholders, along with James Ferro, another principal stockholder of Convey, would exchange their securities of Convey for securities of TAG, and the remaining equity of Convey would be canceled. Effective May 31, 2003, all of TAG's rights, title and interest in the Merger Agreement, along with all of TAG's rights, title and interest to the securities of the Subsidiary, were transferred to the Company, and the Company consummated the merger contemplated by the Merger Agreement. Each of the Principal Stockholders and James Ferro exchanged their securities of Convey for Series A Shares of the Company. As a result, Convey is now a wholly owned subsidiary of the Company. The Company has accounted for this merger using the purchase method of accounting as prescribed by SFAS 141. The Company did not record any amount for goodwill on this merger; the Company did record $1,660 of expense representing the amount that Convey Systems, Inc's liabilities exceeded assets on May 31, 2003. The consolidated financial statements include the results from operations for Convey for the one month ended June 30, 2003.

         In connection with these two transactions, the Company issued a total of 662,719 Series A Shares. Each Series A Share will automatically convert into 1,000 fully paid and non-assessable shares of the Company's common stock. The Series A Shares will convert on the first day following approval by the stockholders of the Company of (i) a reverse stock split of the Company's common stock, and (ii) an amendment to the Company's Articles of Incorporation decreasing the authorized number of shares of common stock. The number of shares of the Company's common stock to be issued will be adjusted to reflect a 1-for-80.3955 reverse stock split. As a result, the stockholders resulting from the transactions described will receive 8,250,000 shares of the Company's common stock.


Note 2 - Going Concern:

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in 2003 of $151,188. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 2003, the Company's current liabilities exceed current assets by $80,153, the Company has an accumulated deficit of $151,118, and the Company is in default on certain capital and operating leases (approximately $51,000 in arrears, which is included in accounts payable at June 30, 2003).

         In view of these matters, management has sought out additional investment sources to raise additional funds. However, no assurances can be given that the Company will continue as a going concern without the successful completion of additional financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Note 3 - Summary of Significant Accounting Policies:

The Company:

         The Company utilizes Information Technology (IT) tools to provide online and onsite assistance to small businesses and home IT professionals. Additionally, the Company provides professional services related to telephone and communication systems, business multimedia and home theater systems.

Cash and cash equivalents:

         The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents. Amounts invested may exceed federally insured limits at any given time.

Property and equipment:

         Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from two to five years.

Income taxes:

         Deferred income taxes provide for temporary differences between the basis of the Company's assets and liabilities for financial reporting and income tax purposes. As of June 30, 2003, any deferred tax asset resulting from the six months of operating losses would be fully offset by a valuation allowance due to the uncertainty of realizing future tax benefits.

Use of accounting estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

Fair value of financial instruments:

         The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and capitalized leases. The carrying amounts of these financial instruments approximate fair value due to their short maturities and variable rates of interest.

         The Company did not have any outstanding financial derivative instruments.

Product development:

         Costs for advertising and research and development are expensed as incurred.


Note 4 - Property and Equipment:

         The principal categories and estimated useful lives of property and equipment are as follows:
                                                      Estimated
                                    Amount           Useful Lives
                                  -----------        ------------

Office equipment                  $   283,782         2 - 5 years
Software                               13,567          3 years
                                  -----------
Less: accumulated depreciation        271,403
                                  -----------
                                  $    25,946

Note 5 - Common Stock:

         In July 2003, the Company obtained the written consent of its Board of Directors and the holders of a majority of its outstanding voting securities to effectuate a 1-for-80.32955 reverse stock split of its issued and outstanding common stock and to decrease the authorized number of common shares to 50,000,000 from 750,000,000. The reverse stock split and decrease in authorized capital will be effective on or about August 19, 2003. The computation of loss per share at June 30, 2003 reflects the post-split shares.


Note 6 - Pro Forma Information:

         Consolidated pro forma results of operations for the three and six months ended June 30, 2003, as though the merger and acquisition between The TAG Group, Inc., Life Petroleum, Inc. and Convey Systems, Inc. (Note 1) had occurred on January 1, 2003, are as follows:

                                          Three Months       Six Months
                                              Ended             Ended
                                          June 30, 2003     June 30, 2003
                                          -------------     -------------

Total Revenue ......................        $ 124,380         $ 204,974
Net Loss ...........................         (269,405)         (516,326)
Basic and Diluted Net loss per share            (0.03)            (0.05)


Note 7 - Operating Leases:

         The Company is obligated under various operating leases for office space and equipment. The office space lease terms provide for annual increases in the monthly rent payments based upon the consumer price index.

         The future minimum lease payment under noncancellable operating leases (with initial remaining lease terms in excess of one year) as of June 30 are as follows:

                                               Lease
         Year Ending December 31              Payments
         -----------------------            ------------
               2003                         $     76,909
               2004                              143,007
               2005                              144,508
            Thereafter                               -
                                            ------------
                                            $    364,424

         Rent expense for operating leases through June 30, 2003 year-to-date was approximately $11,000.

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

         Our purpose has been seek, investigate and, if such investigation warrants, merge or combine with or acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. In this regard, on June 5, 2003, we consummated the Share Exchange Agreement dated June 4, 2003 ("Exchange Agreement") with The TAG Group, Inc. ("TAG") and the holders of the outstanding capital stock of TAG (the "TAG Stockholders"). Pursuant to this Agreement, each of the TAG Stockholders exchanged their shares of common stock of TAG for shares of our Series A Convertible Preferred Stock (the "Series A Shares"). The Series A Shares have voting rights and are convertible into shares of common stock. As a result, TAG became a wholly owned subsidiary of the Company and the TAG Stockholders became the holders of shares of our issued and outstanding capital stock.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         In July 2003, the Company obtained the written consent of its Board of Directors and the holders of a majority of its outstanding voting securities to effectuate a 1-for-80.32955 reverse stock split of its issued and outstanding common stock and to decrease the authorized number of common shares to 50,000,000 from 750,000,000. The reverse stock split and decreased in authorized capital will be effective on or about August 19, 2003. The computation of loss per share at June 30, 2003 reflects the post-split shares.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         In July 2003, the Company obtained the written consent of its Board of Directors and the holders of a majority of its outstanding voting securities to effectuate a 1-for-80.32955 reverse stock split of its issued and outstanding common stock and to decrease the authorized number of common shares to 50,000,000 from 750,000,000. The reverse stock split and decrease in authorized capital will be effective on or about August 19, 2003. The computation of loss per share at June 30, 2003 reflects the post-split shares.

Item 5.  Other Information

         The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company's Audit Committee. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company's outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under the rules of the U.S. Securities and Exchange Commission which implement these provisions of the Sarbanes-Oxley Act, it is not required to comply with its requirements relating to the appointment of an independent Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a "Listed Company" as defined therein. Notwithstanding, the Company may ultimately be determined to not be incompliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company's failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance.

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

         Exhibit No.       Description
         -----------       -----------

             2.1 Share Exchange Agreement dated as of June 4, 2003, by and among Life Petroleum, Inc., a Florida corporation; The TAG Group, Inc., a Delaware corporation; and the holders of the outstanding capital stock of TAG. (1)

             2.2 Agreement and Plan of Merger dated as of May 29, 2003, by and among The TAG Group, Inc., a Delaware corporation; TAG Acquisition Corp., a Florida corporation and wholly owned subsidiary of TAG; Convey Systems, Inc., a Delaware corporation; River Cities Capital Fund II Limited Partnership; Convergys Corporation, and HV Equity Investments, LLC.(1)

             4.1 Certificate of Designations, Preferences, Rights and Limitations for Series A Convertible Preferred Stock.
                          (1)

             31.1         Certification by Chief Executive Officer Pursuant to
                          Section 302

             31.2         Certification by Chief Financial Officer Pursuant to
                          Section 302

             32.1         Certification by Chief Executive Officer Pursuant to
                          Section 906

             32.2         Certification by Chief Financial Officer Pursuant to
                          Section 906
__________

(1) Incorporated by reference herein to the Company's Current Report on Form 8-K dated June 5, 2003, filed June 20, 2003.

         b.       Reports on Form 8-K.

         On June 20, 2002, the Company filed a Current Report on Form 8-K dated June 5, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LIFE PETROLEUM, INC.


Date: August 19, 2003                   By: /s/ Doyal Bryant
                                            -----------------------
                                            Doyal Bryant, President



Date: August 19, 2003                   By: /s/ Richard D. Salpeter
                                            -----------------------
                                            Richard D. Salpeter
                                            Chief Financial Officer