Form 10QSB
period 2003-09-30
TAG GROUP INC
filed 2005-10-21
CIK 835400

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________.

                         Commission file number 0-33041


                               The TAG Group, Inc.
                               -------------------
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


             5605 Carnegie Boulevard, Suite 200, Charlotte, NC 28209
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |_| NO |X|

      As of August 31, 2003, the number of shares outstanding of the issuer's Common Stock, $.0001 par value per share, is 855,509,708 (pre-reverse stock split) or 10,650,064 (post-reverse stock split).

Transitional Small Business Disclosure Format (check one):

                                 YES |_| NO |X|

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                      The TAG Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $         --
  Accounts receivable (net of allowance of $21,510)                      61,216
                                                                   ------------

      Total current assets                                               61,216

Property and equipment - net of accumulated depreciation                  7,608
                                                                   ------------

                                                                         68,824
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Bank overdraft                                                         30,837
  Accounts payable and accrued expenses                                 581,256
  Stockholder loans                                                      13,932
  Accrued contingency loss                                              230,484
                                                                   ------------

      Total current liabilities                                         856,509
                                                                   ------------
STOCKHOLDERS' DEFICIT:
  Common stock                                                               47
  Paid-in capital                                                        99,960
  Accumulated deficit                                                   887,692
                                                                   ------------

      Total stockholders' deficit                                       787,685
                                                                   ------------
                                                                         68,824
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                     Three Months       Nine Months
                                                         Ended             Ended
                                                       September         September
                                                       30, 2003          30, 2003
                                                    --------------    --------------
Revenues:
  Software sales and service                        $        3,088    $        4,788
  Licenses, maintenance and service agreements             157,175           207,748
                                                    --------------    --------------

      Total revenues                                       160,263           212,536
                                                    --------------    --------------

Costs and expenses:
  Cost of revenues                                         249,719           330,055
  Selling, general and administrative                      394,421           489,553
  Interest expense                                           5,032             5,032
  Bad debt expense                                           3,773            26,241
  Depreciation                                              13,338            15,871
                                                    --------------    --------------

Total costs and expenses                                   666,283           866,752
                                                    --------------    --------------

Net loss from operations                                  (506,020)         (654,216)

Other income (expenses):
  Contingency loss                                        (230,484)         (230,484)
  Net assets exceeding net liabilities
    on acquisitions                                             --            (2,992)
                                                    --------------    --------------

      Total other income (expenses)                       (230,484)         (233,476)
                                                    --------------    --------------

Net loss before income taxes                              (736,504)         (887,692)

Income tax                                                      --                --
                                                    --------------    --------------

Net income (loss)                                   $     (736,504)   $     (887,692)
                                                    ==============    ==============

Net income (loss) per share - basic and diluted     $        (0.07)   $        (0.08)

Weighted average number of shares outstanding
  during the period - basic and diluted                 10,650,064        10,650,064
                                                    ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)

                                          Common Stock
                                 -----------------------------
                                  (Pre-reverse   (Post-reverse                    Additional
                                     Split)          Split)                         Paid-In       Accumulated
                                     Shares          Shares          Amount         Capital         Deficit           Total
                                 -------------   -------------   -------------   -------------   -------------    -------------
Balance, January 1, 2003                    --              --   $          --   $          --   $          --    $          --

Common stock to be issued to
  The TAG Group, Inc.
  stockholders                     481,977,300       6,000,000               7              --              --                7

Common stock to be issued in
  exchange for preferred stock
  of investor                       32,131,820         400,000              40          99,960              --          100,000

Common stock issued in
  acquisition of
  Convey Systems, Inc.             180,741,488       2,250,000              --              --              --               --

Common stock owned by
  The TAG Group, Inc.
  stockholders                     160,659,100       2,000,064              --              --              --               --

Net loss                                    --              --              --              --        (151,188)        (151,188)
                                 -------------   -------------   -------------   -------------   -------------    -------------

Balance, June 30, 2003             855,509,708      10,650,064              47          99,960        (151,188)         (51,181)

Net loss                                    --              --              --              --        (736,504)        (736,504)
                                 -------------   -------------   -------------   -------------   -------------    -------------

Balance, September 30, 2003        855,509,708      10,650,064   $          47   $      99,960   $    (887,692)   $    (787,685)
                                 =============   =============   =============   =============   =============    =============

      See accompanying notes to condensed consolidated financial statements

                               The TAG Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                                    2003
                                                              -----------------
Cash flows used in operating activities                       $        (133,747)

Cash flows used in investing activities                                  (9,573)

Cash flows provided by financing activities                             143,320
                                                              -----------------

Increase (decrease) in cash and cash equivalents                             --

Cash and cash equivalents at beginning of period                             --
                                                              -----------------

Cash and cash equivalents at end of period                    $              --
                                                              =================

     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 1 - Business Combination:

Effective May 31, 2003, the Company completed a share exchange with the stockholders of The TAG Group, Inc., a Delaware corporation now known as Tech Umbrella, Inc. ("TAG"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, TAG and the holders of the outstanding capital stock of TAG (the "TAG Stockholders"). As a result, TAG is now a wholly owned subsidiary of the Company. The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". TAG has treated the share exchange as reverse acquisition of the Company, due to the stockholders of TAG receiving the larger portion of the voting rights of the combined entity. The Company did not record any amount for goodwill on this share exchange; the Company did record $1,332 of expense representing the amount that Life Petroleum, Inc.'s liabilities exceeded assets on May 31, 2003. The consolidated financial statements include the results from operations for TAG from inception through September 30, 2003; and the results from operations for Life Petroleum, Inc. for the four months ended September 30, 2003.

TAG had previously entered into an Agreement and Plan of Merger dated as of May 29, 2003, by and among TAG; TAG Acquisition Corp., a Florida corporation and wholly owned subsidiary of TAG ("Subsidiary"); Convey Systems, Inc., a Delaware corporation ("Convey"); River Cities Capital Fund II Limited Partnership ("River Cities"); Convergys Corporation, and HV Equity Investments, LLC ("HV" and, along with Convergys and River Cities, the "Principal Stockholders"). Pursuant to the Merger Agreement, Convey would merge with the Subsidiary, which shall be the surviving corporation, each of the Principal Stockholders, along with James Ferro, another principal stockholder of Convey, would exchange their securities of Convey for securities of TAG, and the remaining equity of Convey would be cancelled. Effective May 31, 2003, all of TAG's rights, title and interest in the Merger Agreement, along with all of TAG's rights, title and interest to the securities of the Subsidiary, were transferred to the Company, and the Company consummated the merger contemplated by the Merger Agreement. Each of the Principal Stockholders and James Ferro exchanged their securities of Convey for Series A Shares of the Company. As a result, Convey is now a wholly owned subsidiary of the Company. The Company has accounted for this merger using the purchase method of accounting as prescribed by SFAS No. 141. The Company did not record any amount for goodwill on this merger; the Company did record $1,660 of expense representing the amount that Convey Systems, Inc.'s liabilities exceeded assets on May 31, 2003. The consolidated financial statements include the results from operations for Convey for the seven months ended December 31, 2003.

Note 2 - Business:

Since May 31, 2003, the Company has conducted its operations primarily through its two wholly-owned subsidiaries. Convey Systems, Inc. provides instant digital and video connectivity through a secure web-based platform with OnDemand(TM) technology. Utilizing this platform, the Company connects businesses and consumers with goods and service providers via a "call now" button either embedded within the browser toolbar or integrated into a simple e-mail. OnDemand(TM) is also utilized to provide an instantaneous help application for business and consumer internet users when visiting a Convey Systems' OnDemand(TM) enabled website. Tech Umbrella, Inc. is a full-service technical support company that provides "online-to-onsite" web-based technical diagnostic and repair support for technicians and for small to medium sized technical service and support companies. This support is achieved by coupling Tech Umbrella's online diagnostic software with the use of Convey Systems, Inc.'s connectivity tools.

Note 3 - Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses of $887,692. In addition, the Company has used substantial amounts of working capital in its operations. Further, at September 30, 2003, the Company's current liabilities exceed current assets by $787,685, the Company has an accumulated deficit of $887,692, and the Company is in default on certain capital and operating leases (approximately $51,000 in arrears, which is included in accounts payable at September 30,
2003).

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

Note 4 - Summary of Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Stock Based Compensation:
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company had no stock options granted during the nine months ended September 30, 2003.

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

Income taxes:
Deferred income taxes provide for temporary differences between the basis of the Company's assets and liabilities for financial reporting and income tax purposes. As of September 30, 2003, any deferred tax asset resulting from the nine months of operating losses would be fully offset by a valuation allowance due to the uncertainty of realizing future tax benefits.

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

Revenue recognition:
The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly transaction fees, training and design services when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Transaction services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. Advance payments and upfront fees from customers are recorded on the balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

Note 5 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

                                                                Estimated Useful
                                                  Amount             Lives
                                              -------------     ----------------
      Office equipment                        $     283,782        2 - 5 Years
      Software                                        8,567          3 Years
                                              -------------

                                                    292,349
      Less accumulated depreciation                (284,741)
                                              -------------

                                              $       7,608
                                              =============

Note 6 - Common Stock:

On July 23, 2003, the Company obtained the written consent of its Board of Directors and the holders of a majority of its outstanding voting securities to effectuate a 1-for-80.32955 reverse stock split of its issued and outstanding common stock and to decrease the authorized number of common shares to 50,000,000 from 750,000,000. The computation of loss per share at September 30, 2003 reflects the post-split shares.

During June 2003, the Company issued convertible Preferred Stock ("Series A Shares") in exchange for cash consideration of $100,000. These preferred shares were subsequently converted into 400,000 shares of post reverse split common stock. In addition, pursuant to the Exchange Agreement mentioned in Note 3, the TAG Stockholders were issued 662,719 shares of the Company's Series A Convertible Preferred Stock ("Series A Shares") in exchange for their shares of common stock of TAG. Each Series A Share automatically converted into 1,000 fully paid, non-assessable shares of the Company's common stock upon completion of the July 24, 2003 reverse stock split. The number of shares of the Company's common stock to be issued was adjusted to reflect the 1-for-80.32955 reverse stock split. As a result of these transactions, the stockholders owning Series A Shares at July 23, 2004, were issued 8,650,000 shares of the Company's common stock.

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.01 per share. At September 30, 2003, no shares were issued or outstanding.

Note 7 - Pro Forma Information:

Consolidated pro forma results of operations for the three and nine months ended September 30, 2003, as though the merger and acquisition between The TAG Group, Inc., Life Petroleum, Inc. and Convey Systems, Inc. (Note 1) had occurred on January 1, 2003, are as follows:

                                               Three Months        Nine Months
                                                   Ended              Ended
                                               September 30,      September 30,
                                                   2003               2003
                                               -------------      -------------

      Total Revenue                            $     160,263      $     212,536
      Net loss                                      (736,504)          (887,692)
      Basic and Diluted Net loss per share     $       (0.07)     $       (0.08)

Note 8 - Operating Leases:

The Company does not have any material operating leases extending beyond one year. Rent expense for operating leases was $97,992 and $108,979 for the three and nine months ended September 30, 2003, respectively.

Note 9 - Related Party:

During the three months and nine months ended September 30, 2003, a current officer and stockholder had unreimbursed business expenses covering operating expenses. At September 30, 2003, the total outstanding balance of these transactions was $13,932.

At September 30, 2003, accounts payable included $60,369 in unreimbursed expenses and compensation due to an executive of the Company.

Note 10 - Income Taxes:

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes. Net operating losses generally result in a deferred tax asset. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryover within the applicable carryover period. This asset is not recorded at September 30, 2003 based on the uncertainty of the Company's ability to generate sufficient taxable income in future years to fully utilize the net operating loss carryover.

Note 11 - Capital Leases:

The Company has no future obligation under capital lease agreements. However, the Company was approximately $29,517 in default on payments due during the nine month period ended September 30, 2003 related to the purchase of computer equipment. The amounts due have been included in accounts payable.

Note 12 - Other Matters:

Concentrations:
Major customers come from the online research, sales and support industries. During the three months and nine months ended September 30, 2003, approximately 86% of the Company's sales were to five customers coming from these industries.

Unsecured Creditors of the Company:
The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. Creditors in this category amount to approximately $513,365. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company.

As a result of the delinquencies and defaults, the Company may be subject to collection actions whenever agreements cannot be reached, including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts.

Legal and Regulatory Matters:
Lante Corporation has filed a Motion for Entry of Default in the General Court of Justice Supreme Court Division, State of North Carolina, County of Mecklenburg. The action was in regard to an operating lease defaulted under for the Company's previous headquarters in Charlotte, North Carolina. The Company has accrued fees regarding this lease and has included $50,021 in accounts payable and $230,484 in accrued contingent loss at September 30, 2003.

Note 13 - Subsequent Events:

Since May 31, 2003, and the reorganizations described in Note 1, several factors have made it difficult for the Company's management to fully implement its business plan. These factors include but are not limited to the death of one of the members of senior management and the Company's inability to raise the capital necessary to fund operations. As a result, current management has been faced with significant pressure from the Company's creditors and original shareholders. The shareholders representing a majority of the shares of the Company have asked that the Company rescind the mergers effected in May 2003. Moreover, Market Central, Inc. has indicated an interest in acquiring certain intellectual property owned by one of the subsidiaries of the Company. Funds from the sale of the intellectual property would enable the Company to pay some of its outstanding liabilities.

Although no formal agreements have been reached, management is currently exploring these opportunities. In addition to not having any formal agreements, there are significant conditions that must occur prior to effecting any rescission of these prior transactions and/or sale of the Company's intellectual property. No assurance can be given that any of the transactions will occur.

In the interim, the Company's senior management was formally engaged to manage and operate Market Central, Inc. on a day to day basis. In addition, in November 2004, a management agreement was entered into between the Company and Market Central pursuant to which Market Central, by and through certain officers and directors, manages the day to day operations of the Company. In connection with these activities, and while the Company's management determines the Company's next step, Market Central Inc. has financed certain liabilities of the Company.

Item 2.   Management's Discussions And Analysis Of Financial Condition

Overview

The TAG Group, Inc. (the "Company") has two wholly owned subsidiaries, Convey Systems, Inc. and Tech Umbrella, Inc. The Convey subsidiary's activities are virtually all of the operations of the combined group. Prior to the share exchange agreement effective date of May 31, 2003, the Company was essentially inactive. The Company and Market Central, Inc., a Charlotte, NC based company ("MKTE") agreed in principal to a sale of substantially all the assets of the Company. This agreement in principal, entered into in April 2004, provided for MKTE to issue 2,000,000 shares of its common stock to the Company in exchange for its Snap Conferencing and Tech Umbrella products and related assets. Initially, the Company's senior management was formally engaged to manage and operate MKTE on a day to day basis until the transaction could be completed. In November 2004, after senior management of the Company was employed by MKTE as officers, the management agreement between the Company and MKTE was modified so that MKTE was managing the day to day operations of the Company.

The understanding between MKTE and the Company concerning the purchase of the assets has continued to evolve with two of the most significant changes being 1) the requirement that The Tag Group, Inc. be up to date in its filings with the SEC and 2) that the Company's most significant single shareholder has relinquished any rights to his portion of the 2,000,000 shares of MKTE common stock which will be approximately 800,000 shares.

In conjunction with this agreement with Market Central, Inc., the Company has continued to reduce its unique separate activities as it is managed by Market Central, Inc. Lack of working capital and the delay in completing the filings with the SEC has significantly delayed the completion of the transaction.

The Company's unaudited condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As with any new venture, concerns must be considered in light of the normal problems, expenses and complications encountered by entrance into established markets and the competitive environment in which the Company operates. The unaudited condensed consolidated financial statements do not include, nor does management feel it necessary, any adjustments to reflect any possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Liquidity and Capital Resources

The Company is not currently generating positive cash flow and its cash resources on hand are insufficient for its short and long term needs. As a result, certain vendor payables and other obligations are in arrears and in default. The Company must, and is continuing to pursue other capital sources to enable it to grow and enhance its operations going forward. The planned transaction with Market Central, Inc. will, when closed, result in a sale of substantially all of the operating assets of the Company and will necessitate arranging for the settlement of substantially all of the liabilities. Prior to the closing of this transaction, Market Central, Inc. has indicated its intention to provide working capital for critical items to enable the transaction to be completed.

The  Company's  principal  cash  requirements  are  for  selling,   general  and
administrative expenses, employee costs, funding of accounts receivable and capital expenditures. Cash used in operating activities was $133,747 for the nine months ended September 30, 2003. This was due primarily as a result of operating losses, caused by the revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company invested $9,573 in fixed assets during this period. The
Company met its cash requirements during the nine months ended September 30, 2003 mainly through the receipt of approximately $251,801 in proceeds from sales to customers, $11,632 in stockholder loans and $100,007 in proceeds from the sale of the Company's equity securities. The Company's current period expenses amounted to approximately $825,700. Of this, $380,500 was paid with by cash, approximately $426,200 was accrued or deferred as accounts payable or other liabilities and the balance of $19,000 was related to non-cash expenses.

The Company must raise capital to meet its working capital requirements. There are no assurances the Company will be successful in raising the funds required and any equity raised would be substantially dilutive to existing shareholders.

The Company has incurred operating losses in the last two years, and is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Plan of Operations and Need for Additional Financing

The TAG Group, through its subsidiaries, TEC Umbrella and Convey Systems continues to see increased usage of software support tools, web/collaboration tools and IT support features as the areas in which its products can impact businesses. Increased competition from new and existing market entrants represents risks to current business but also significant opportunties for marketing partnerships and expanded license sales offerings. Tech Umbrella will continue to provide technicians, at the individual and corporate levels with the ability to support users remotely in the areas of technical support and software/hardware asset management. Snap Conferencing marketing will largely be focused in the growing arena of web based collaboration and conferencing. By positioning Snap conferencing as an economical and easy to use web based alternative to traditional conferencing services, we can focus on penetrating that market segment. The company has developed strategic partnerships in sectors such as the on-line library market, through which we anticipate increased market penetration, licensing and sales of our support products.

Increased competition and pricing presssures will require additional operating capital. We continue to plan for and implement strategies to find resources and fund its operation. Until sufficient capitalization has been secured, significant risk will continue to exist. Although aggressively seeking funding for on-going operations and capital expansion, the company has no current, specific commitments to fund its operations. Furthermore, its ability to raise additional capital is not assured.

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

As discussed above, the Company was inactive prior to the May 31, 2003 share exchange agreement with The TAG Group, Inc. Accordingly, there are no comparative prior period financial statements presented. Revenue and related costs are a direct result of the sale of the Company's products that it obtained with completion of its May 31, 2003 transaction discussed above. The transaction provided the Company with a re-start of its operations, but the need for operating capital was still present. Although the Company had revenue and collections during the period, loans or deferrals of payments from and by officers, directors and shareholders provided some of the operating capital as well as credit extended by vendors. The related party payables at September 30, 2003 totaled approximately $73,000. Generally, the Company is in arrears with its obligations.

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, legal liability and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Financial Statements in the period they are determined to be necessary.

Item 3.   Controls and Procedures

As of the end of the period covered by this Report, management carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on the foregoing, our chief executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Lante Corporation has filed a Motion for Entry of Default in the General Court of Justice Supreme Court Division, State of North Carolina, County of Mecklenburg. The action was in regard to an operating lease defaulted under for the Company's previous headquarters in Charlotte, North Carolina. The Company has accrued fees regarding this lease and has included $50,021 in accounts payable and $230,484 in accrued contingent loss at September 30, 2003.

In the ordinary course of business the Company has become subject to additional litigation and claims on various matters. There exists the possibility that the Company will not prevail in all cases. However, barring unanticipated adverse final determination in these litigation and claims, the Company does not believe that such litigation and claims would have a material adverse effect on its financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In June 2003, the Company sold 32,131.82 shares of Series A Convertible Preferred Stock to a private investor for an aggregate purchase price of $100,000. The shares were convertible into and did convert into a total of 400,000 shares of the Company's common stock. The shares were offered and sold in accordance with the exemption from the registration requirements under Securities Act of 1933, as amended, and Regulation D promulgated there under. There was no placement agent involved and no commissions were paid in connection with this transaction.

Item 3.   Defaults upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

In July 2003, the Company obtained the written consent of its Board of Directors and the holders of a majority of its outstanding voting securities to effectuate a 1-for-80.32955 reverse stock split of its issued and outstanding common stock and to decrease the authorized number of common shares to 50,000,000 from 750,000,000. The reverse stock split and decrease in authorized capital was effective on or about August 19, 2003. The computation of loss per share at September 30, 2003 reflects the post-split shares.

Item 5.   Other Information

The  Company  does not  have an  independent  Audit  Committee  of its  Board of
Directors. The entire Board of Directors functions as the Company's Audit Committee. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company's outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under the rules of the U.S. Securities and Exchange Commission which implements these provisions of the Sarbanes-Oxley Act, it is not required to comply with its requirements relating to the appointment of an independent Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a "Listed Company" as defined therein. Notwithstanding, the Company may ultimately be determined to not be incompliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance.
Additionally, the Company's failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance.

Item 6.   Exhibits and Reports on Form 8-K

      Exhibit No.   Description

      31.1 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302

      32.1 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE TAG GROUP, INC.


Date: October 19, 2005                     By: /s/ Cecil Brandon
                                              ----------------------------------
                                              Cecil Brandon, President