Form 10KSB/A
period 2003-12-31
TAG GROUP INC
filed 2005-10-27
CIK 835400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB/A
(Mark one)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission File Number 0-33041


                               THE TAG GROUP, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


                    Delaware                             90-0052652
                    --------                             ----------
          (State or other jurisdiction                 (IRS Employer
        of incorporation or organization)           Identification No.)


         7810 Ballentyne Commons Parkway, Suite 300, Charlotte, NC 28277
              (Address of principal executive offices) (Zip code)


                    Issuer's telephone number: (704) 319-5155


       Securities registered under Section 12(b) of the Exchange Act: None


         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.0001 per share
                    -----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed under
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X|

State the issuer's revenue for its most recent fiscal year: $286,365.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of July 31, 2005:
$0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 2005, 10,650,064 shares of common stock, par value $.0001 per share.

                    Documents Incorporated by Reference: None

          Transitional Small business Disclosure Format. Yes |_| No |X|

                               THE TAG GROUP, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            PAGE
Part I.

Item 1.       Description of Business.....................................   2

Item 2.       Description of Property.....................................   5

Item 3.       Legal Proceedings...........................................   5

Item 4.       Submission of Matters to a Vote of Security.................   6

Part II.

Item 5.       Market Price for Common Equity and Related Shareholder
              Matters.....................................................   7

Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   8

Item 7.       Financial Statements........................................   14

Item 8.       Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   14

Item 8A.      Controls and Procedures.....................................   14

Item 8B.      Other Information ..........................................   14

Part III.

Item 9.       Directors, Executive Officers, promoters and Control
              Persons; Compliance With Section 16(a) of the Exchange Act..   15

Item 10.      Executive Compensation......................................   16

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management..................................................   16

Item 12.      Certain Relationships and Related Transactions..............   17

Item 13.      Exhibits....................................................   17

Item 14.      Principal Accountant Fees and Services......................   17

Signatures    ............................................................   18

                     RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The TAG Group, Inc. wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic reports. The Company does not undertake to update any forward-looking statements.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Since May 31, 2003, The TAG Group, Inc. (the "Company"), has conducted its operations primarily through its two wholly-owned subsidiaries. These two subsidiaries are Convey Systems, Inc. and Tech Umbrella, Inc.

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

The Company's executive offices are at 6701 Carmel Road, Suite 205, Charlotte, NC 28226.

HISTORY

The Company was organized under the laws of the State of Florida on February 29, 1988 under the name Mergers R Us, Inc. and changed its name to Life Petroleum, Inc. in September 1989. In February 1989, the Company entered into the oil and gas exploration business in Texas. These activities were unsuccessful and the Company ceased these activities in 1990. From 1990 through 2002, the Company conducted no significant operations and generated no revenues. Effective May 31, 2003, the Company completed a share exchange with the shareholders of The TAG Group, Inc., a Delaware corporation ("TAG"), pursuant to a Share Exchange Agreement by and among the Company, TAG and the holders of the outstanding capital stock of TAG. As a result, TAG is now a wholly owned subsidiary of the Company. The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The share exchange has been treated as reverse acquisition of the Company by TAG, due to the shareholders of TAG receiving the larger portion of the voting rights of the combined entity.

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

During the year ended December 31, 2003, the Company and each of its subsidiaries went through various name changes. In May 2003, the Company, then known as Life Petroleum, Inc., changed its name to The TAG Group, Inc. TAG Acquisition Corp a subsidiary of the Company and successor in interest in Convey Systems, Inc., changed its name to Convey Systems, Inc. Finally, The TAG Group, Inc., another subsidiary of the company, changed its name to TAG2U Corp on September 3, 2003 and again on October 14, 2003, to Tech Umbrella, Inc.

RECENT DEVELOPMENTS

In November 2004, due to inability to raise funds through private placement as agreed to in the Exchange Agreement (Note 1), certain shareholders' of The TAG Group, Inc. and certain former shareholders' of Convey Systems, Inc. entered into an agreement to rescind the merger agreement between The TAG Group, Inc., Convey Systems, Inc. and Tech Umbrella, Inc. This was done in order to facilitate the purchase of Convey Systems, Inc. and Tech Umbrella, Inc. by Market Central, Inc. ("MTKE.OB") and is subject to approval of the shareholders' of The TAG Group, Inc.

Also in November 2004, the Company entered into a management agreement with Market Central, Inc. The agreement is a consulting and advisory service agreement enabling Market Central's officers to manage the Company after Market Central's purchase of Convey and Tech Umbrella. Duties will include, but not be limited to, managing the company and overseeing all reporting issues of the Company after the merger rescission mentioned above.

On April 15, 2004, the Company received a letter of intent from Market Central, Inc. for the sale of all the assets and related liabilities of the Company's wholly owned subsidiaries Convey Systems, Inc. and Tech Umbrella, Inc. for 2,000,000 shares of Market Central, Inc.'s common stock. As part of the sale, several vendors, former employees, members of management and a shareholder have all agreed to the receipt of 502,560 total shares of Market Central, Inc. stock along with $15,500 cash in exchange for settling $349,936 of outstanding debt included in accounts payable and $109,932 in shareholder loans at December 31, 2003.

PRODUCTS AND SERVICES

The Company's proprietary technology provides e-commerce product support and customer service using a live, video-based portal that supports real-time interactions, and the ability to collaborate upon demand, the product includes text chat, digital photo, encrypted VOIP, Data, full-motion two way video and voice share, URL sharing features, as well as full collaboration and application-sharing capabilities.

The Convey solutions are described below:

      o OnDemand - OnDemand(TM) provides digital video and photo voice over IP, application sharing and collaboration supported by text chat and co-browsing capabilities in a single, easy-to-use solution. OnDemand gives new meaning to the phrase "Instant Help" by allowing the request for assistance to be made by the one in need at the moment the need occurs, providing a powerful differentiator in the ability to address and resolve needs.

      o Snap - Snap Conferencing, built from OnDemand technology, is designed to be used in a corporate environment as a quick, easy, and inexpensive conferencing solution for multi-user video, voice, and application sharing. Snap has the most advanced application sharing capabilities on the market with the easiest user interface.

Tech Umbrella, a part of the Convey product line, provides a Web-based package that encompasses leading edge technology for streamlining PC support and repair services. Tech Umbrella is offered to the IT marketplace, software and hardware developers, providers, integrators and supporters, as a comprehensive suite of online tools. Using Tech Umbrella, the IT technician can efficiently and easily diagnose and repair technical problems on remote terminals without the difficulty of licensing, installing, and pre-configuring a third-party software application. Tech Umbrella is working with Corporate Affiliate companies to penetrate the IT marketplace from the top down. This enables a quicker presence in the marketplace, as entire groups become armed with Tech Umbrella's product packages. The Company has identified over 100,000 independent affiliates and an additional 3000 IT franchises.

BUSINESS DEVELOPMENT AND STRATEGY

The Company intends to investigate, should opportunities arise, strategic acquisitions or mergers that fit its long-term objectives as financing and business conditions warrant, although there can be no assurance that the Company will be able to finalize any future acquisitions. Although the Company occasionally explores additional acquisition and merger opportunities, there can be no assurances that financing for any future acquisitions will be available on terms acceptable to the Company or at all, or that any future acquisitions or mergers will be consummated.

SALES AND MARKETING

Lead generation and branding efforts are the responsibility of the Marketing Department. Sales Department personnel engage prospects and develop new business from existing clients. Both marketing and sales manage business partner relationships.

COMPETITION

The industries to which the Company currently offers and intends to offer its products and services are highly competitive and characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. The Company's competitors vary from market segment to market segment; however, there are several which pursue a similar knowledge management market opportunities and contact center services.

EMPLOYEES

As of July 31, 2005, the Company had no employees, management and operating activities were carried out by consultants acting as sub contractors.

BUSINESS SEGMENTS

The Company currently operates in one business segment, the Company is engaged in sale of software to individuals and small businesses.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company currently leases approximately 600 square feet of office space in Charlotte, NC on a month to month basis. Monthly charges approximately $1,400 per month.

ITEM 3.   LEGAL PROCEEDINGS

Lante Corporation has filed a Motion for Entry of Default in the General Court of Justice Supreme Court Division, State of North Carolina, County of Mecklenburg. The action was in regard to an operating lease defaulted under for the Company's previous headquarters in Charlotte, North Carolina. The Company has accrued fees regarding this lease and has included $87,349 in accounts payable and $193,157 in accrued contingent loss at December 31, 2003.

In the ordinary course of business the Company has become subject to additional litigation and claims on various matters. These exists the possibility that the Company will not prevail in all cases. However, barring unanticipated adverse final determination in these litigation and claims, the Company does not believe that such litigation and claims would have a material adverse effect on its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 2003, the Company obtained the written consent of its Board of Directors and the holders of a majority of its outstanding voting securities to the following actions:

      1. The approval of a 1-for-80.32955 reverse stock split of our issued and outstanding common stock (the "Reverse Stock Split");

      2. The approval of an amendment to Articles of Incorporation to decrease the authorized common stock to 50,000,000 shares of common stock, $.0001 par value per share ("Common Stock"); and

      3. The approval of an amendment to Articles of Incorporation to change name to "The TAG Group, Inc."

Section 607.0704 of the Florida Business Corporation Act ("FBCA") provides that any action which may be taken at a meeting of the shareholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those shareholders who have not consented in writing.

On July 23, 2003 by unanimous written consent, our Board of Directors (the "Board") approved the Reverse Stock Split and the amendments to our Articles of Incorporation described above. A consent in writing approving the foregoing was signed by holders of our outstanding stock having votes which represented greater than a majority of the number of shares of our capital stock permitted to vote. A notice was sent to the remaining shareholders pursuant to the requirements of Section 607.0704(3) of the FBCA. Moreover, an Information Statement was filed with the U.S. Securities and Exchange Commission pursuant to
Section 14(c) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder. The Infomration Statement describes in greater detail the Reverse Stock Split and amendments to our Articles of Incorporation.

                                     PART II

ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR COMMON STOCK

The Company's Common Stock has been traded on a limited basis in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "____", and in the National Quotation Bureau, Inc. "pink sheets" under The TAG Group, Inc.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period (1:80.32955 split stock was effective in July 23, 2003). Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Our common stock has not been traded on an established public trading market and quotations for our common stock were not reported on any market. As a result, there has been no regular market for our common stock, and the sales prices known to us do not necessarily reflect the price that would be paid for our common stock in an active market. Our shares are infrequently traded in private transactions, and such trades are not necessarily indicative of the value of such shares. We are aware of sporadic trades, each occurring at a split-adjusted price of between $____ per share and _____ per share.

The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

SHAREHOLDERS

As of July 31, 2005, there were 192 holders of record of the Company's Common Stock. This amount does not take into account those shareholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends in the foreseeable future. In addition, the Company has a deficit shareholders' equity, which would restrict payment of cash dividends. The Company currently intends to retain and invest future earnings to finance its operations.

RECENT SALES OF UNREGISTERED SECURITIES

In June 2003, the Company sold 32,131.82 shares of Series A Convertible Preferred Stock to a private investor for an aggregate purchase price of $100,000. The shares were convertible into and did convert into a total of 400,000 shares of the Company's common stock. The shares were offered and sold in accordance with the exemption from the registration requirements under Securities Act of 1933, as amended, and Regulation D promulgated thereunder. There was no placement agent involved and no commissions were paid in connection with this transaction.

TRANSFER AGENT

The Company has designated North American Transfer Co., as its transfer agent for the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues are a direct result of the sale of Company products that were obtained with the completion of the May 31, 2003 share exchange with Convey Systems, Inc.. Revenue of $286,365 and $0, for the years ended December 31, 2003 ("Fiscal 2003") and 2002 ("Fiscal 2002"), respectively, reflects the change for the Company from essentially a non-operating entity in 2002 to one with operations in 2003 as a result of the share exchange mentioned above.

Revenues are derived primarily from software licensing, maintenance and service agreements. The Company does not generate revenue from software sales.

Cost of revenues increased $418,376 from $-0- in Fiscal 2002 to $418,376 in Fiscal 2003. This was a direct result of the Company moving from a non-operating entity to an operating entity with the execution of the share exchange agreement in May 2003. The ramping up of operations resulted in a negative gross margin of approximately $132,011 or 46% of the revenue. Cost of revenue primarily consist of compensation paid to contractors and telecommunication expenses associated with linking contractors to customers and available markets.

Selling, general and administrative expenses ("SG&A") during Fiscal 2003 and Fiscal 2002, including depreciation and amortization, were $685,852 and $4,578, respectively.

SG&A in Fiscal 2003 includes professional fees of $219,774, occupancy costs account for $114,680, bad debt expense of $79,405 and marketing costs of $29,730. Depreciation of equipment accounted for $17,954 in Fiscal 2003.

The Company had Interest expense of $8,690 and $-0- during Fiscal 2003 and Fiscal 2002, respectively.

The Company has incurred approximately $172,000 of net operating loss carry forwards as of December 31, 2003, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income tax liabilities will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company failed to generate positive cash flow during Fiscal 2003, and its cash resources on hand are insufficient for its long term needs. As a result, vendor payables and other obligations are in arrears and default.

Advances, unpaid wages and unreimbursed business expenses totaling $199,684 were included in accrued expenses at December 31, 2003. For the year ended December 31, 2003, cash and cash equivalents increased from a balance of $-0- to $59,925.

Net cash used in operating activities in Fiscal 2003 and Fiscal 2002, respectively, was ($137,966) and ($4,370) due to the net loss of $829,545 and $4,550. This was comprised of a net increase in working capital items of approximately $670,632 and $180.

Net cash (used in) or provided by investing activities in Fiscal 2003 and Fiscal 2002 was $(3,425) and $300, respectively. Cash provided by financing activities in fiscal 2003 and 2002 was $201,316 and $-0- due primarily to shareholder loans and proceeds from stock offering in connection with the May 31, 2003 stock exchange agreement.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

CRITICAL ACCOUNTING PROCEDURES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

      o     revenue recognition
      o     allowance for doubtful accounts
      o     business combinations
      o     goodwill and intangible asset impairment
      o     legal contingencies
      o     income taxes
      o     stock-based compensation

Revenue Recognition

In accordance with generally accepted accounting principles ("GAAP") in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

We recognize revenues from contracts in which the Company provides only consulting services as the services are performed. The contractual terms of the agreements dictate the recognition of revenue by the Company. Payments received in advance are deferred until the service is provided.

Contract costs include all direct equipment, material, and labor costs and those indirect costs related to contract performance, such as indirect labor. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance, contract conditions, and estimated profitability that may result in revisions to costs and income are recognized in the period in which the revisions are determined.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts;
(v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

Business Combinations

The FASB issued SFAS No. 141, "Business Combinations", which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Goodwill and Intangible Asset Impairment

We adopted SFAS No. 142,"Goodwill and Other Intangible Assets", on April 1, 2001. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends.

Our principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of the specified group of assets and expected undiscounted cash flows. Should impairment be identified, a loss would be reported to the extent that the carrying value of the asset exceeds the fair value as determined by discounted future cash flows.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to five years.

Legal Contingencies

We are currently involved in legal proceedings, certain of which are discussed elsewhere in this Form 10-KSB. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to pending litigation. While we currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated, the outcome of litigation is inherently uncertain, and there can be no assurance that such estimates will be accurate or that, in the future, additional reserves will not be required.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Stock-Based Compensation [Is this necessary?]

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also require disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements for The TAG Group, Inc. as of and for Fiscal 2003 and Fiscal 2002 are included herein in response to Item 7 of this Form 10-KSB.

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003

                                                                           Pages

INDEX

INDEPENDENT AUDITORS' REPORT                                                F-2

FINANCIAL STATEMENTS:

    Consolidated Balance Sheet                                              F-3

    Consolidated Statements of Operations                                   F-4

    Consolidated Statements of Shareholders' Equity (Deficit)               F-5

    Consolidated Statements of Cash Flows                                   F-6

    Notes to Consolidated Financial Statements                              F-7

INDEPENDENT AUDITORS' REPORT ON ADDITIONAL INFORMATION                     F-18

SUPPLEMENTAL SCHEDULE:

    Supplemental Information on Consolidation of Income Statement          F-19

Board of Directors
The TAG Group, Inc.
(Formerly Life Petroleum, Inc.)
Charlotte, North Carolina



                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheet of The TAG Group, Inc. and subsidiaries (formerly Life Petroleum, Inc.) as of December 31, 2003, and the related consolidated statement of income, consolidated statement of stockholders' equity (deficit) and consolidated statement of cash flows for the period May 28, 2003 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The TAG Group, Inc. (formerly Life Petroleum, Inc.) as of December 31, 2003, and the results of its operations and its cash flows for the period May 28, 2003 (Date of Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are included in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Scharf Pera & Co., PLLC
October 19, 2005
Charlotte, North Carolina

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $  59,925
  Accounts receivable (net of allowance of $21,510)                    26,546
                                                                    ---------

    Total current assets                                                         $   86,471

PROPERTY AND EQUIPMENT - NET                                                          9,510
                                                                                 ----------

                                                                                 $   95,981
                                                                                 ==========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                  $ 671,085
  Loans from shareholders                                             109,932
  Accrued expenses                                                     21,771
  Deferred revenue                                                     22,731
  Accrued contingent loss                                             193,157
                                                                    ---------

    Total current liabilities                                                    $1,018,646
                                                                                 ----------

COMMITMENTS AND CONTINGENCIES                                                            --

SHAREHOLDERS' DEFICIT:
  Common stock; 50,000,000 shares authorized; 2,000,064 issued in
    2003, 8,250,000 to be issued; par value $.0001                         47
  Additional paid in capital                                           99,960
  Accumulated deficit                                              -1,022,702
                                                                   ----------

                                                                                   -922,695
                                                                                 ----------

                                                                                 $   95,981
                                                                                 ==========

                 See Notes to Consolidated Financial Statements

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
      FOR THE PERIOD MAY 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003

REVENUES:
    Software sales and service                                            $     21,755
    Licenses, maintenance and service agreements                               264,610
                                                                          ------------

         Total revenues                                                        286,365
                                                                          ------------

COST AND EXPENSES:
    Cost of revenues                                                           418,376
    Selling, general and administrative                                        588,493
    Bad debt                                                                    79,405
    Interest expense                                                             8,690
    Depreciation                                                                17,954
                                                                          ------------

         Total cost and expenses                                             1,112,918
                                                                          ------------

LOSS FROM OPERATIONS                                                          -826,553

OTHER EXPENSE:

    Net liabilities exceeding net assets on acquisitions                        -2,992
    Contingency loss                                                      $   -193,157
                                                                          ------------

        Total other expenses                                                  -196,149
                                                                          ------------

NET LOSS                                                                   ($1,022,702)

NET LOSS PER SHARE - BASIC AND DILUTED                                           (0.10)
                                                                          ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING
  THE PERIOD - BASIC AND DILUTED                                            10,650,064
                                                                          ============

                 See Notes to Consolidated Financial Statements

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
      FOR THE PERIOD MAY 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                          Common Stock
                                   ---------------------------
                                   (Pre-reverse  (Post-reverse                 Additional
                                      Split)        Split)                      Paid-In      Accumulated
                                      Shares        Shares       Amount         Capital         Deficit       Total
                                    -----------   -----------   -----------   -----------    -----------    -----------
Balances at May 28, 2003                     --            --   $        --   $        --    $        --    $        --

Common stock issued to The
  TAG Group, Inc. stockholders      481,977,300     6,000,000             7            --             --              7

Common stock to be issued in
  exchange for preferred stock
  of investor                        32,131,820       400,000            40        99,960             --        100,000

Common stock issued in
  acquisition of Convey Systems,
  Inc.                              180,741,488     2,250,000            --            --             --             --

Common stock owned by Life
  Petroleum, Inc. stockholders      160,659,100     2,000,064            --            --             --             --

Net loss                                     --            --            --            --     -1,022,702     -1,022,702
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balances at December 31, 2003       855,509,708    10,650,064   $        47   $    99,960    ($1,022,702)     ($922,695)
                                    ===========   ===========   ===========   ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE PERIOD MAY 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003

Cash flows from operating activities:
  Net loss                                              ($ 1,022,702)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                              17,955
    Net liabilities in excess of assets on merger              2,992

  Changes in operating assets and liabilities:
    Decrease in accounts receivable                          100,182
    Decrease in other assets                                   3,026
    Increase in accounts payable                             542,452
    Increase in deferred revenue                              22,731
    Increase in accrued expenses                             195,398
                                                        ------------
      Net cash used in operating activities                             $   (137,966)

Cash flows from investing activities:
  Purchases of property and equipment                         (4,573)

  Cash received from merger with Life Petroleum, Inc.          1,148
                                                        ------------
      Net cash used in investing activities                                   (3,425)

Cash flows from financing activities:
  Proceeds of shareholder loans                              122,482
  Principal payments on stockholder loans                    (14,850)
  Principal payments on long-term debt                        (6,323)
  Proceeds of issuance of common stock                       100,007
                                                        ------------

      Net cash provided by financing activities                              201,316
                                                                        ------------

Net increase in cash                                                          59,925

Cash - beginning of year                                                          --
                                                                        ------------

Cash - end of year                                                      $     59,925
                                                                        ============

                 See Notes to Consolidated Financial Statements

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE PERIOD MAY 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003
                                   (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Acquisition of Life Petroleum, Inc.:
  Assets assumed:
  Cash                                                                  $      1,148

  Liabilities assumed:
    Accounts payable                                                             180
    Loans from stockholders                                                    2,300
                                                                        ------------
      Total liabilities assumed                                                2,480
                                                                        ------------

Net Liabilities exceeding net assets                                    $      1,332
                                                                        ============
Acquisition of Convey Systems, Inc.:
  Assets assumed:
  Accounts receivable                                                   $    126,728
  Property and equipment - net                                                22,891
    Deposits                                                                   3,026
                                                                        ------------
  Total assets assumed                                                       152,645
                                                                        ------------

  Liabilities assumed:
      Accounts payable                                                       128,452
      Accrued expenses                                                        19,530
      Capital lease obligations                                                6,323
                                                                        ------------
  Total liabilities assumed                                                  154,305
                                                                        ------------

Net Liabilities exceeding net assets                                    $      1,660
                                                                        ============

                 See Notes to Consolidated Financial Statements

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIOD MAY 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003

Note 1 - Business Combinations:

Effective May 31, 2003, The TAG Group, Inc., formerly Life Petroleum, Inc. ("the Company"), completed a share exchange with the shareholders of The TAG Group, Inc., a Delaware corporation ("TAG"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"), by and among the Company, TAG and the holders of the outstanding capital stock of TAG (the "TAG Shareholders"). As a result, TAG is now a wholly owned subsidiary of the Company. [The Exchange Agreement contained several post-closing covenants including but not limited to, a provision that new management would use its best efforts to conclude private placement funding in the amount of $1,500,000 within 120 days of the Closing (Note 4).]The Company has accounted for this share exchange using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The share exchange has been treated as reverse acquisition of the Company by TAG, due to the shareholders of TAG receiving the larger portion of the voting rights of the combined entity. The Company did not record any amount for goodwill on this share exchange; the Company did record $1,332 of expense representing the amount that the Company's liabilities exceeded assets on May 31, 2003. The consolidated financial statements include the results from operations for TAG from inception through December 31, 2003; and the results from operations for Life Petroleum, Inc. for the seven months ended December 31, 2003.

TAG had previously entered into an Agreement and Plan of Merger dated as of May 29, 2003, by and among TAG; TAG Acquisition Corp., a Florida corporation and wholly owned subsidiary of TAG ("Subsidiary"); Convey Systems, Inc., a Delaware corporation ("Convey"); River Cities Capital Fund II Limited Partnership ("River Cities"); Convergys Corporation, and HV Equity Investments, LLC ("HV" and, along with Convergys and River Cities, the "Principal Shareholders"). Pursuant to the Merger Agreement, Convey would merge with the Subsidiary, which shall be the surviving corporation, each of the Principal Shareholders, along with James Ferro, another principal shareholder of Convey, would exchange their securities of Convey for securities of TAG, and the remaining equity of Convey would be cancelled. Effective May 31, 2003, all of TAG's rights, title and interest in the Merger Agreement, along with all of TAG's rights, title and interest to the securities of the Subsidiary, were transferred to the Company, and the Company consummated the merger contemplated by the Merger Agreement. Each of the Principal Shareholders and James Ferro exchanged their securities of Convey for Series A Shares of the Company. As a result, Convey is now a wholly owned subsidiary of the Company. The Company has accounted for this merger using the purchase method of accounting as prescribed by SFAS No. 141. The Company did not record any amount for goodwill on this merger; the Company did record $1,660 of expense representing the amount that Convey Systems, Inc.'s liabilities exceeded assets on May 31, 2003. The consolidated financial statements include the results from operations for Convey for the seven months ended December 31, 2003.

Note 2 - Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operating loss in 2003 of $829,545. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2003, the Company's current liabilities exceed current assets by $739,048 and the Company has an accumulated deficit of $829,545.

In view of these matters, management has sought out additional investment sources to raise funds. As discussed in Note 4, management is in negotiations with another company to sell its Convey Systems, Inc. and Tech Umbrella, Inc. subsidiaries and all related assets. Once completed, management intends to return the Company to its status as an investment shell with no revenue generating operations. This will continue until the point the management presents the shareholders with another investment option. No assurances can be given that the Company will continue as a going concern without the successful completion of additional financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies:

Organization and Principles of Consolidation:

Life Petroleum, Inc. was originally organized in the state of Florida on February 29, 1988 under the name Mergers R Us, Inc. During 1989, the Company entered into the oil and gas exploration business in Texas and changed its name to Life Petroleum, Inc. In 1990, due to the lack of success, the Company exited the oil and gas exploration business and became a dormant investment company.

Since the effective dates of the Share Exchange and Merger Agreement mentioned in Note 1, the Company's principle operations have been conducted under the names of its wholly owned subsidiaries, Convey Systems, Inc. and Tech Umbrella, Inc. The consolidated financial statements include the investment holding company, The TAG Group, Inc. (a Florida corporation formerly known as Life Petroleum), along with its wholly owned subsidiaries, Convey Systems, Inc. and Tech Umbrella, Inc. (a Delaware corporation formerly known as The TAG Group, Inc.). All significant inter-company transactions and balances have been eliminated on consolidation.

During the year ended December 31, 2003, the Company and each of its subsidiaries went through various name changes. In May 2003, Life Petroleum, Inc. (a Florida corporation) changed its name to The TAG Group, Inc. (a Florida corporation). TAG Acquisition Corp (a Florida corporation and successor in interest in Convey Systems, Inc. - a Delaware corporation) changed its name to Convey Systems, Inc. (a Florida corporation). Finally, The TAG Group, Inc. (a Delaware corporation) changed its name to TAG2U Corp on September 3, 2003 and again on October 14, 2003, to Tech Umbrella, Inc.

Nature of Business:

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

Property and Equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from two to five years. Maintenance and repairs are charged to operations and betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Included in property and equipment are capital leases. These leased assets are included in balance sheets at a capitalized cost of $138,160, net of related accumulated depreciation of $138,160 for December 31, 2003. Capital leases are amortized over the shorter of the lease term or asset life.

Loss per Share:

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share", which requires the presentation of basic and diluted earnings per share. Basic loss per share excludes dilution and is computed by dividing loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares are excluded from the computation of diluted earnings per share when a loss exists because the effect would be antidilutive (Note 9).

Income Taxes:

The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board ("FASB") SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

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

Fair Value of Financial Instruments:

The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, credit facilities and long-term debt. The carrying amounts of these financial instruments approximate fair value due to their short maturities and variable rates of interest. The carrying amounts of long-term debt approximate their fair values based on current rates available for similar types of instruments.

The Company did not have any outstanding financial derivative instruments.

Revenue Recognition:

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly transaction fees, training and design services when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Transaction services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. Advance payments and upfront fees from customers are recorded on the balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

Training and design revenues are recognized as the related services have been performed. In determining whether an arrangement exists, the Company ensures that a customer-specific agreement is in place. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

Product Development:

Costs for advertising and research and development are expensed as incurred.

Accounting for Stock-based Compensation:

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123. SFAS No. 123, allows and the Company has elected, to continue to only disclose the effects on net income or loss of the fair value of the options.

Segment Reporting:

The Company follows SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Due to size and similarity of operation, the Company reports on a consolidated basis as a single segment and will evaluate additional segment disclosure requirements if it expands its operations.

Concentrations of Credit Risk:

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash balances with multiple reputable financial institutions in the form of demand deposits.

Recent Pronouncements:

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. ("FIN") 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities". FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

Note 4 - Subsequent Event(s):

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

Note 5 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

                                                                Estimated Useful
                                                    2003              Lives
                                               -------------    ----------------
      Office equipment                         $     287,767      2 - 5 Years
      Software                                         8,567          3 Years
                                               -------------
                                                     296,334

      Less: accumulated depreciation                 286,824
                                               -------------

                                               $       9,510
                                               =============

Note 6 - Related Party:

During the year ended December 31, 2003, a shareholder provided advances to the Company and had unreimbursed business expenses covering operating expenses. At December 31, 2003, the total outstanding balance of these transactions was $109,932. [Doyal Bryant or Cecil Brandon?]

At December 31, 2003, accounts payable included $89,752 in unreimbursed expenses and compensation due to an executive of the Company. [Doyal Bryant or Cecil Brandon?]

Note 7 - Capital Leases:

The Company has no future obligation under capital lease agreements. However, the Company was approximately $29,517 in default on payments due during the year ended December 31, 2003 related to the purchase of computer equipment. The amounts due have been included in accounts payable.

Note 8 - Shareholders' Equity:

On July 23, 2003, the Company obtained the written consent of its Board of Directors and the holders of a majority of its outstanding voting securities to effectuate a 1-for-80.32955 reverse stock split of its issued and outstanding common stock and to decrease the authorized number of common shares to 50,000,000 from 750,000,000. The computation of loss per share at December 31, 2003 reflects the post-split shares.

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.01 per share. At December 31, 2003, no shares were issued or outstanding.

During June 2003, the Company issued 32,132 shares of the Company's Convertible Preferred Stock ("Series A Shares") in exchange for cash consideration of $100,000. In addition, pursuant to the Exchange Agreement mentioned in Note 1, the TAG Shareholders were issued 662,719 shares of the Company's Series A Convertible Preferred Stock ("Series A Shares") in exchange for their shares of common stock of TAG. Each Series A Share automatically converted into 1,000 fully paid, non-assessable shares of the Company's common stock upon completion of the July 24, 2003 reverse stock split. The number of shares of the Company's common stock to be issued was adjusted to reflect the 1-for-80.3955 reverse stock split. As a result of these transactions, the shareholders owning Series A Shares at July 23, 2004, are to be issued 8,650,000 shares of the Company's common stock.

Note 9 - Loss per Share:

A reconciliation of basic loss per share to diluted loss per share is presented below.

                                                                                       Per share
                                                      Net Loss          Shares           Amount
                                                    ------------     ------------     ------------
   Year ended December 31, 2003:
   Basic EPS
     Loss available to common stockholders           ($1,022,702)      10,650,064     $      (0.10)
   Effect of Dilutive Securities
     Stock options and warrants                               --               --               --
                                                    ------------     ------------     ------------

                                                     ($1,022,702)      10,650,064     $      (0.10)
                                                    ============     ============     ============

Note 10 - Operating Leases:

The Company does not have any material operating leases extending beyond one year. Rent expense for operating leases during the year ended December 31, 2003 was approximately $115,984.

Note 11 - Employee Benefit Plan:

The Company had a 401(k) plan that covered substantially all employees. Plan participants were able to make voluntary contributions of up to fifteen percent of compensation, subject to certain limitations. During the year ended December 31, 2003, the Company's management decided to terminate the plan.

Expenses related to the plan for the year ended December 2003 were approximately $1,536.

Note 12 - Income Taxes:

Deferred income taxes are provided in recognition of temporary differences in reporting certain revenues and expenses for financial statement and income tax purposes.

Net deferred tax assets/(liabilities) consisted of the following components as of December 31, 2003:

                                                       Current         Long-Term         Total
                                                    ------------     ------------     ------------
   Year ended December 31, 2003:
     Deferred tax assets:
       Net operating loss carryover                 $    224,526               --     $    224,526
                                                    ------------     ------------     ------------

     Deferred tax liabilities:
       Accumulated depreciation                               --            3,584            3,584
                                                    ------------     ------------     ------------
                                                         224,526            3,584          228,110
   Valuation allowance                                  (224,526)          (3,584)        (228,110)
                                                    ------------     ------------     ------------
   Net deferred tax asset                           $         --     $         --     $         --
                                                    ============     ============     ============

The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryover within the applicable carryover period. The valuation allowance is based on the uncertainty of the Company's ability to generate sufficient taxable income in future years to fully utilize the net operating loss carryover. Dependent on the filing of the 2003 tax returns, the Company will have net operating loss carryover of approximately $172,605, which will begin to expire in 2023.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the year ended December 31, 2003 due to the following:

                                                                  Year ended
                                                                  12/31/2003
                                                                --------------
   Computed "expected" tax benefit                              $      228,110
     Decrease in income taxes resulting from:
         Temporary differences                                        -228,110
                                                                --------------
                                                                $           --
                                                                ==============

The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss, capital loss, and various tax credit carryovers in the case of certain events including significant changes in ownership interest. If the Company's tax carryovers are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss carryover, the Company would incur a federal income tax liability even though these loss carryovers would be available in future years.

Note 13 - Pro-Forma Financial Information:

The following pro-forma data summarizes the results of operations for the year ended December 31, 2003, as if the mergers with Convey Systems, Inc. and Tech Umbrella, Inc. had been completed January 1, 2003:

                                                                  Year ended
                                                                  12/31/2003
                                                                --------------
   Net revenue                                                  $      439,068
   Operating loss                                                   -1,373,040
   Loss per share - basic and diluted                                    -0.13

Note 14 - Other Matters:

Concentrations:

Major customers come from the online research, sales and support industries. During 2003, approximately eighty-four percent of the Company's sales were to five customers coming from these industries. Two of these customers account for approximately seventy-five percent of accounts receivable at December 31, 2003.

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

Legal and Regulatory Matters:

Lante Corporation has filed a Motion for Entry of Default in the General Court of Justice Supreme Court Division, State of North Carolina, County of Mecklenburg. The action was in regard to an operating lease defaulted under for the Company's previous headquarters in Charlotte, North Carolina. The Company has accrued fees regarding this lease and has included $87,349 in accounts payable and $193,157 in accrued contingent loss at December 31, 2003

As of the year ended December 31, 2003, the Company was delinquent in filing required reports with the Securities and Exchange Commission. The Company and its officers are working to correct this issue.

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                         (FORMERLY LIFE PETROLEUM, INC.)
                          SUPPLEMENTIAL INFORMATION ON
                         CONSOLIDATING INCOME STATEMENT
      FOR THE PERIOD MAY 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003



                                            Tech Umbrella,
                                                 Inc.                                             Consolidating
                                            (formerly the         Convey                             Income
                                           TAG Group, Inc.)    Systems, Inc.     Adjustments        Statement
                                            --------------    --------------    --------------   --------------
GROSS REVENUES:                             $           --    $      286,365    $           --   $      286,365
                                            --------------    --------------    --------------   --------------

COSTS AND EXPENSES:
  Cost of revenues                                  17,184           401,192                --          418,376
  Selling, general and administrative               14,459           574,034                --          588,493
  Bad debt                                              --            79,405                --           79,405
  Interest expense                                      --             8,690                --            8,690

  Depreciation                                          --            17,954                --           17,954
                                            --------------    --------------    --------------   --------------

      Total cost and expenses                       31,643         1,081,275                --        1,112,918
                                            --------------    --------------    --------------   --------------
LOSS FROM OPERATIONS                               -31,643          -794,910                --         -826,553
                                            --------------    --------------    --------------   --------------
OTHER EXPENSE:
  Net liabilities exceeding net assets on
    acquisitions                                    (2,992)               --                --           -2,992
  Contingency loss                                      --          (193,157)               --         (193,157)
                                            --------------    --------------    --------------   --------------

      Total other expense                           (2,992)         -193,157                --         -196,149
                                            --------------    --------------    --------------   --------------

NET LOSS                                    $      (34,635)   $     (988,067)   $           --   $   (1,022,702)
                                            ==============    ==============    ==============   ==============

                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION

      Our report on our audit of the basic financial statements of The TAG Group, Inc. and subsidiaries as of December 31, 2003 appears in the preceding section of this report. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule is presented for purposes of additional analysis and is not a part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


October 19, 2005
Charlotte, North Carolina

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company's management, which is comprised solely of Cecil Brandon, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, Cecil Brandon concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This material weakness is the result of the Company's complete dependence upon Brandon, who acts as both chief executive officer and chief financial officer, and the lack of staff with public accounting experience.

Although this constitutes a material weakness in the Company's financial reporting, management has decided that, in light of the Company's financial situation and limited operations, the risks associated with the dependence upon Mr. Brandon as compared to the potential benefits of adding new employees, does not justify the expenses that would need to be incurred to remedy this situation. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Mr. Brandon and limited experience with public accounting.

There have been no changes in our internal controls over financial reporting or other factors which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

As of July 31, 2005, the executive officers and directors of the Company were as follows:

Name                   Age    Director Since               Position
-------------------   -----  ----------------  ---------------------------------

Cecil Brandon                      2004        Director, President and Secretary

[CECIL BRANDON BIO]

The Company has not compensated its directors in cash for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. Certain directors have been compensated with shares and options in recognition of their service on the Board, as described further below. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors, except as may be provided for in employment contracts.

None of the officers and/or directors of the Company have, nor have any of the affiliates or promoters of the Company, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, decree involving the violation of any state or federal securities laws within the past five years.

BENEFICIAL OWNDERSHIP REPORTING COMPLIANCE

Directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act. Cecil Brandon, our sole officer, director and a shareholder, filed these reports late.

AUDIT COMMITTEE

We do not have an independent Audit Committee of our Board of Directors or Audit Committee Financial Expert. Given that the Company does not currently have any operations and has only one director, it is unfeasible for us to implement an independent Audit Committee or to include an "audit committee financial expert" as a member of such a committee. Concurrent with the completion of a transaction with another company, we intend to appoint additional independent directors of the Company to serve as our audit committee, including an "audit committee financial expert". We believe that under rules adopted by the SEC to implement provisions of The Sarbanes- Oxley Act of 2002 ("Sarbanes-Oxley Act"), it is not required to comply with the requirements relating to the appointment of an Audit Committee of our Board of Directors and conforming with the enumerated standards and guidelines because we are not a "Listed Company" as defined therein.

CODE OF ETHICS

The Company has not implemented a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or other persons performing similar functions because it does not have any operations or full-time employees. Prior to the completion of a transaction with another company, we intend to implement an appropriate Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended December 31, 2001, 2002 and 2003 to the Company's Chief Executive Officer or others who earned a salary greater than $100,000 annually for any of the periods below:

                                                                        Stock
                                                                       Warrants
                                                        All Other    and Options
Name and Position      Year     Salary      Bonus     Compensation      Issued
-----------------   ---------  --------   ---------  --------------  -----------



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best of the Company's knowledge, as of July 31, 2005, with respect to each person known by Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and executive officers as a group.

Name and Address of Beneficial Owner                  No. of Shares      Percent
------------------------------------                  -------------      -------

Cecil Brandon                                          [3,600,000]       [33.6%]
Doyal Bryant                                           [2,406,224]       [22.4%]
[Deana Salpeter]
River Cities Capital Fund II, Limited Partnership      [1,953,812]      [18.22%]

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During Fiscal 2003, Doyal Bryant, a former director, officer and shareholder, provided advances to the Company and had unreimbursed business expenses covering operating expenses. At December 31, 2003, the total outstanding balance of these transactions was $109,932.

At December 31, 2003, accounts payable included $89,752 in unreimbursed expenses and compensation due to former employee, contractor and officer.

ITEM 13.  EXHIBITS

Exhibit No. Description

3.1         Certificate of Incorporation of the Registrant (1)

3.2         By-Laws of the Registrant (1)

4.1 Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock

21.1        Subsidiaries

23.1        Consent of Scharf, Pera & Co. PLLC

31.1        Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1        Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Form ______ filed with the U.S. Securities and Exchange Commission on ______________.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses accounting fees and services which were paid to the Company's independent auditors:

      Fee Category                                Fiscal 2003        Fiscal 2002
      --------------------------------------------------------------------------
      Audit Fees                                  $    29,875        $        --
      Audit Related Fees                                   --                 --
      Tax Fees                                             --              4,499
      All Other Fees                                       --                 --
                                                  ------------------------------
      Total Fees                                  $    29,875        $     4,499
                                                  ==============================

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                      THE TAG GROUP, INC.


Date: October 27, 2005                By: /s/ Cecil Brandon
                                          --------------------------------------
                                          Cecil Brandon
                                          President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                      Position                              Date
----------------------    ---------------------------------     ----------------


/s/ Cecil Brandon         President, Secretary and Director     October 27, 2005
----------------------
Cecil Brandon