Form 10QSB
period 2004-03-31
TAG GROUP INC
filed 2005-10-27
CIK 835400

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

                                       OR

|X| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to
      ______________.

                         Commission file number 0-33041

                               The TAG Group, Inc.
              (Exact name of small business issuer in its charter)

            Florida                                   90-0052652
            --------                                  ----------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

           7810 Ballantyne Commons Parkway, #300, Charlotte, NC 28277
                    (Address of principal executive offices)

                                 (704) 319-2220
                           (Issuer's telephone number)

             5605 Carnegie Boulevard, Suite 200, Charlotte, NC 28209
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |_| NO |X|

         As of March 31, 2004, the number of shares outstanding of the issuer's Common Stock, $.0001 par value per share, is 855,509,708 (pre-reverse stock split) or 10,650,064 (post-reverse stock split).`

Transitional Small Business Disclosure Format (check one):

                                 YES |_| NO |X|

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      The TAG Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                    31-Mar-04
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
Cash                                                              $     1,468
Accounts receivable (net of allowance of $21,510)                      31,513
                                                                  -----------

Total current assets                                                   32,981

Property and equipment - net of accumulated depreciation                8,520
                                                                  -----------
STOCKHOLDERS' DEFICIT:
Common stock                                                               47
Paid-in capital                                                        99,960
Accumulated deficit                                                (1,123,661)
                                                                  -----------

Total stockholders' deficit                                        (1,023,654)
                                                                  -----------
                                                                  $    41,501

     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                    Three Months Ended    Three Months Ended
                                                         March 31,             March 31,
                                                           2004                  2003
                                                       ------------          ------------
Revenues:
Software sales and service                             $     33,280          $     33,280
Licenses, maintenance and service agreements                 21,215                21,215
                                                       ------------          ------------

Total revenues                                               54,495                54,495
                                                       ------------          ------------

Costs and expenses:
Cost of revenues                                            118,957                 5,300
Selling, general and administrative                          33,989                 1,301
Interest expense                                              1,518                    --
Bad debt expense                                                 --                    --
Depreciation                                                    990                    --
                                                       ------------          ------------

Total costs and expenses                                    155,454                 6,601
                                                       ------------          ------------

Net loss from operations                                   (100,959)               (6,601)

Other income (expenses)                                          --                    --
                                                       ------------          ------------

Net loss before income taxes                               (100,959)               (6,601)

Income tax                                                       --                    --
                                                       ------------          ------------

Net loss                                               $   (100,959)               (6,601)
                                                       ============          ============

Net loss per share - basic and diluted                 $      (0.05)         $       0.00

Weighted average number of shares
  outstanding during the period - basic and diluted      10,650,064            10,650,064
                                                       ============          ============


     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)

                      The TAG Group, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)

                                                                        Common Stock
                                          -----------------------------------------------------------------------------------
                                        (Pre-reverse  (Post-reverse   Additional
                                            Split)        Split)       Paid-In     Accumulated
                                            Shares        Shares        Amount       Capital       Deficit          Total
                                          -----------   -----------   -----------   -----------   -----------     -----------
Balance, January 1, 2003                           --            --   $        --   $        --   $        --     $        --

Common stock to be issued to
  The TAG Group, Inc. stockholders        481,977,300     6,000,000             7            --            --               7

Net loss                                           --            --            --            --        (6,601)         (6,601)
                                          -----------   -----------   -----------   -----------   -----------     -----------

Balance, March 31, 2003                   481,977,300     6,000,000             7            --        -6,601          -6,594

Common stock to be issued in
  exchange for preferred
  stock of investor                        32,131,820       400,000            40        99,960            --         100,000

Common stock issued in
  acquisition of Convey Systems, Inc.     180,741,488     2,250,000            --            --            --              --

Common stock owned by
  The TAG Group, Inc. stockholders        160,659,100     2,000,064            --            --            --              --

Net loss                                           --            --            --            --    (1,016,101)     (1,016,101)
                                          -----------   -----------   -----------   -----------   -----------     -----------

Balance, December 31, 2003                855,509,708    10,650,064            47        99,960    (1,022,702)       (922,695)

Net loss                                           --            --            --            --      (100,959)       (100,959)
                                          -----------   -----------   -----------   -----------   -----------     -----------

Balance, March 31, 2004                   855,509,708    10,650,064   $        47   $    99,960   $(1,123,661)    ($1,023,654)
                                          ===========    ==========   ===========   ===========   ===========     ===========


      See accompanying notes to condensed consolidated financial statements

                               The TAG Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Three Months     Three Months
                                                         Ended March 31,  Ended March 31,
                                                             2004            2003
                                                           --------         --------
Cash flows used in operating activities                    $(50,018)        $     (7)

Cash flows used in investing activities                          --               --

Cash flows (used in) provided by financing activities        (8,439)               7
                                                           --------         --------

Net decrease in cash and cash equivalents                   (58,457)              --

Cash and cash equivalents at beginning of period             59,925               --
                                                           --------         --------

Cash and cash equivalents at end of period                 $  1,468         $     --
                                                           ========         ========

     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

Note 1 - Summary of Accounting Policies:

General:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation:
Since May 31, 2003, The Tag Group, Inc. ("the Company") has conducted its operations primarily through its two wholly-owned subsidiaries. These two subsidiaries are Convey Systems, Inc. and Tech Umbrella, Inc.

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

Stock Based Compensation:
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company had no stock options granted during the three months ended March 31, 2004.

Income taxes:
Deferred income taxes provide for temporary differences between the basis of the Company's assets and liabilities for financial reporting and income tax purposes. As of March 31, 2004, any deferred tax asset resulting from the three months of operating losses would be fully offset by a valuation allowance due to the uncertainty of realizing future tax benefits.

Fair Value of Financial Instruments:
At March 31, 2004, the Company did not have any outstanding financial derivative instruments. The carrying amount of cash, receivables, payables and current liabilities approximate fair value due to the short maturity of these instruments.

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

Note 2 - Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses for the three months ended March 31, 2004 of $100,959 and for the year ended December 31, 2003 of $1,022,702. In addition, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 2004, the Company's current liabilities exceed current assets by $1,032,174, the Company has an accumulated deficit of $1,123,661, and the Company is in default on certain capital and operating leases (approximately $51,000 in arrears, which is included in accounts payable at March 31, 2004).

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

Note 3 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

                                                 Estimated Useful
                                    Amount           Lives
                                 ------------     ------------

Office equipment                 $    287,767      2 - 5 Years
Software                                8,567          3 Years
                                 ------------

                                                       296,334
Less accumulated depreciation        (287,814)
                                 ------------

                                 $      8,520
                                 ============

Note 4 - Common Stock:

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

During June 2003, the Company issued 32,132 shares of the Company's Convertible Preferred Stock ("Series A Shares") in exchange for cash consideration of $100,000. In addition, pursuant to the Exchange Agreement with Convey Systems, Inc., the TAG Stockholders were issued 662,719 shares of the Company's Series A Convertible Preferred Stock ("Series A Shares") in exchange for their shares of common stock of TAG. Each Series A Share automatically converted into 1,000 fully paid, non-assessable shares of the Company's common stock upon completion of the July 24, 2003 reverse stock split. The number of shares of the Company's common stock to be issued was adjusted to reflect the 1-for-80.32955 reverse stock split. As a result of these transactions, the stockholders owning Series A Shares at July 23, 2004, were issued 8,650,000 shares of the Company's common stock.

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.01 per share. At March 31, 2004, no shares were issued or outstanding.

Note 5 - Related Party:

During the three months ended March 31, 2004, a stockholder had unreimbursed business expenses covering operating expenses. At March 31, 2004 and December 31, 2003, the total outstanding balance of these transactions was $92,532 and $109,932, respectively.

At March 31, 2004 and December 31, 2003, accounts payable included $144,141 and $89,752, respectively, in unreimbursed expenses and compensation due to an executive and a shareholder of the Company.

Note 6 - Subsequent Events:

Since May 31, 2003, and the reorganizations described in Note 1, several factors have made it difficult for the Company's management to fully implement its business plan. These factors include but are not limited to the death of one of the members of senior management and the Company's inability to raise capital necessary to fund operations. As a result, current management has been faced with significant pressure from the Company's creditors and original shareholders. The shareholders representing a majority of the shares of the Company have asked that the Company rescind the mergers effected in May 2003. Moreover, Market Central, Inc. has indicated an interest in acquiring certain intellectual property owned by one of the subsidiaries of the Company. Funds from the sale of the intellectual property would enable the Company to pay some of its outstanding liabilities.

Although no formal agreements have been reached, management is currently exploring these opportunities. In addition, to not having any formal agreements, there are significant conditions that must occur prior to effecting any rescission of these prior transactions and/or sale of the Company's intellectual property. No assurance can be given that any of the transactions will occur.

In the interim, the Company's senior management was formally engaged to manage and operate Market Central, Inc. on a day to day basis. In addition, in November 2004, a management agreement was entered into between the Company and Market Central pursuant to which Market Central, by and through certain officers and directors, manages the day to day operations of the Company. In connection with these services, and while the Company's management determines the Company's next step, Market Central, Inc. has financed certain liabilities of the Company

Note 7 - Legal and Regulatory Matters:

Lante Corporation has filed a Motion for Entry of Default in the General Court of Justice Supreme Court Division, State of North Carolina, County of Mecklenburg. The action was in regard to an operating lease defaulted under for the Company's previous headquarters in Charlotte, North Carolina. The Company has accrued fees regarding this lease and has included $87,349 in accounts payable and $193,157 in accrued contingent loss at March 31, 2004.

Item 2. Management's Discussions and Analysis of Financial Condition

Overview

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

Liquidity and Capital Resources

The Company failed to generate positive cash flow during the three months ended March 31, 2004 as well as during the year ended December 31, 2003, and its cash resources on hand are insufficient for its short and long term needs. As a result, certain vendor payables and other obligations are in arrears and in default.

The Company must, and is continuing to, pursue other capital sources to enable it to grow and enhance its operations going forward. The planned transaction with Market Central, Inc. will, when closed, result in a sale of substantially all of the operating assets of the Company and will necessitate arranging for the settlement of substantially all of the liabilities. Prior to the closing of this transaction, Market Central, Inc. has indicated its intention to provide working capital for critical items to enable the transaction to be completed.

The  Company's  principal  cash  requirements  are  for  selling,   general  and
administrative expenses, employee costs, funding of accounts receivable and capital expenditures. Cash used in operating activities was $50,018 for the three months ended March 31, 2004. This was primarily due to operating losses, caused by revenue levels that are at less than a breakeven volume. Increasing revenues or further cost cutting will be required in the future. The Company met its cash requirements during the three months ended March 31, 2004 mainly through the receipt of approximately $49,505 in proceeds from sales to customers. The Company's current period expenses amounted to approximately $155,455. Of this amount, $98,029 was paid with cash, approximately $57,425 was accrued or deferred as accounts payable or other liabilities and the balance of $990 was related to non-cash expenses.

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

Plan of Operations and Need for Additional Financing

The TAG Group, through its subsidiaries, TECH Umbrella and Convey Systems continues to see increased usage of software support tools, web/collaboration tools and IT support features as the areas in which its products can impact businesses. Increased competition from new and existing market entrants represents risks to current business but also significant opportunities for marketing partnerships and expanded license sales offerings. Tech Umbrella will continue to provide technicians, at the individual and corporate levels with the ability to support users remotely in the areas of technical support and software/hardware asset management. Snap Conferencing marketing will largely be focused in the growing arena of web based collaboration and conferencing. By positioning Snap conferencing as an economical and easy to use web based alternative to traditional conferencing services, we can focus on penetrating that market segment. The company has developed strategic partnerships in sectors such as the on-line library market, through which we anticipate increased market penetration, licensing and sales of our support products.

Increased competition and pricing pressures will require additional operating capital. We continue to plan for and implement strategies to find resources and fund its operation. Until sufficient capitalization has been secured, significant risk will continue to exist. Although aggressively seeking funding for on-going operations and capital expansion, the company has no current, specific commitments to fund its operations. Furthermore, its ability to raise additional capital is not assured.

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Prior to May 31, 2003, the Company had no sales. The $5,300 listed as cost of sales for the three month period ended March 31, 2003 was associated with professional engineering costs. The balance of expenses for the period, $1,301, were fees for compliance and legal issues.

For the three months ended March 31, 2004, revenue of $54,495 and related costs of $118,957 are a direct result of the sale of the Company's products that were obtained with completion of its May 31, 2003 share exchange agreement between Life Petroleum, Inc. and The Tag Group, Inc. Cost of revenues is comprised primarily of contractor and consultant costs.

While the May 31, 2003 share exchange provided the Company with a re-start of its operations, the need for operating capital was still present in that the Company has been operating at a lower than breakeven volume.

Although the Company had revenue and collections during the period, loans or deferrals of payments from and by officers, directors and shareholders provided some of the operating capital as well as credit extended by vendors. The related party payables at March 31, 2004 totaled approximately $236,673. For the three month period ending March 31, 2003, there were no related party payables or receivables.

Generally, the Company is in arrears with its obligations.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its debt obligations and to provide working capital needs from operating revenue, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Lante Corporation has filed a Motion for Entry of Default in the General Court of Justice Supreme Court Division, State of North Carolina, County of Mecklenburg. The action was in regard to an operating lease defaulted under for the Company's previous headquarters in Charlotte, North Carolina. The Company has accrued fees regarding this lease and has included $87,349 in accounts payable and $193,157 in accrued contingent loss at March 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company's Audit Committee. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company's outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under the rules of the U.S. Securities and Exchange Commission which implement these provisions of the Sarbanes-Oxley Act, it is not required to comply with its requirements relating to the appointment of an independent Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a "Listed Company" as defined therein. Notwithstanding, the Company may ultimately be determined to not be in compliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company's failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance.

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

                                       THE TAG GROUP, INC.

Date: October  27, 2005                By: /s/ Cecil Brandon
                                          --------------------------------------
                                               Cecil Brandon,
                                               President