Form 10QSB
period 2004-06-30
TAG GROUP INC
filed 2005-10-27
CIK 835400

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

                                 YES |_| NO |X|

      As of June 30, 2004, the number of shares outstanding of the issuer's Common Stock, $.0001 par value per share, is 855,509,708 (pre-reverse stock split) or 10,650,064 (post-reverse stock split).`

Transitional Small Business Disclosure Format (check one):

                                 YES |_| NO |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      The TAG Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                    30-Jun-04
                                   (Unaudited)

                                   ASSETS

CURRENT ASSETS:
Cash                                                         $     2,966
Accounts receivable (net of allowance of $21,510)                 79,248
                                                             -----------

Total current assets                                              82,214

Property and equipment - net of accumulated depreciation           7,612
                                                             -----------

                                                             $    89,826


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                        $   795,304
Stockholder loans                                                 61,138
Loans from related party                                          25,000
Deferred income                                                    7,747
Contingent liabilities                                           193,157
                                                             -----------

Total current liabilities                                      1,082,346
                                                             -----------

STOCKHOLDERS' DEFICIT:
Common stock                                                          47
Paid-in capital                                                   99,960
Accumulated deficit                                           (1,092,527)
                                                             -----------
Total stockholders' deficit                                     (992,520)
                                                             -----------
                                                             $    89,826

     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                     Three Months Ended  Six Months Ended  Three Months Ended  Six Months Ended
                                          June 30,           June 30,            June 30,         June 30,
                                            2004               2004               2003              2003
                                        ------------       ------------       ------------       ------------
Revenues:
    Software sales and service          $    150,363       $    183,643       $      1,700       $      1,700
    Licenses, maintenance and
      service agreements                      56,317             77,532             50,573             50,573
                                        ------------       ------------       ------------       ------------

        Total revenues                       206,680            261,175             52,273             52,273
                                        ------------       ------------       ------------       ------------

Costs and expenses:
    Cost of revenues                         128,346            247,303             75,036             80,336
    Selling, general and
      administrative                          45,099             79,088             93,831             95,132
    Interest expense                           1,193              2,711                 --                 --
    Bad debt expense                              --                 --             22,468             22,468
    Depreciation                                 908              1,898              2,533              2,533
                                        ------------       ------------       ------------       ------------

Total costs and expenses                     175,546            331,000            193,868            200,469
                                        ------------       ------------       ------------       ------------

Net income (loss) from operations             31,134            (69,825)          (141,595)          (148,196)

Other income (expenses)                           --                 --             (2,992)            (2,992)
                                        ------------       ------------       ------------       ------------

Net income (loss) before income taxes         31,134            (69,825)          (144,587)          (151,188)

Income tax                                        --                 --                 --                 --
                                        ------------       ------------       ------------       ------------

Net income (loss)                       $     31,134       $    (69,825)      $   (144,587)      $   (151,188)
                                        ============       ============       ============       ============

Net loss per share - basic and
  diluted                               $       0.00       $      (0.00)      $      (0.01)      $      (0.01)

Weighted average number of shares
  outstanding during the period -
  basic and diluted                       10,650,064         10,650,064         10,650,064         10,650,064
                                        ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)

                                                   Common Stock
                                             ---------------------------
                                             (Pre-reverse  (Post-reverse                Additional
                                                Split)         Split)                     Paid-In    Accumulated
                                                Shares         Shares        Amount       Capital       Deficit         Total
                                              -----------   -----------   -----------   -----------   -----------    -----------
Balance, January 1, 2003                              --            --   $        --   $        --   $        --    $        --
Common stock to be issued to
  The TAG Group, Inc. stockholders           481,977,300     6,000,000             7            --            --              7
Net loss                                              --            --            --            --        (6,601)        (6,601)
                                             -----------   -----------   -----------   -----------   -----------    -----------
Balance, June 30, 2003                       481,977,300     6,000,000             7            --        (6,601)        (6,594)
Common stock to be issued in
  exchange for preferred stock of investor    32,131,820       400,000            40        99,960            --        100,000
Common stock issued in
  acquisition of Convey Systems, Inc.        180,741,488     2,250,000            --            --            --             --
Common stock owned by
  The TAG Group, Inc. stockholders           160,659,100     2,000,064            --            --            --             --
Net loss                                              --            --            --            --    (1,016,101)    (1,016,101)
                                             -----------   -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2003                   855,509,708    10,650,064            47        99,960    (1,022,702)      (922,695)
Net loss                                              --            --            --            --      (100,959)      (100,959)
                                             -----------   -----------   -----------   -----------   -----------    -----------
Balance, March 31, 2004                      855,509,708    10,650,064            47        99,960    (1,123,661)    (1,023,654)
Net income                                            --            --            --            --        31,134         31,134
                                             -----------   -----------   -----------   -----------   -----------    -----------
Balance, June 30, 2004                       855,509,708    10,650,064   $        47   $    99,960   $(1,092,527)   $  (992,520)
                                             ===========   ===========   ===========   ===========   ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                               The TAG Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Six Months Ended    Six Months Ended
                                                         June 30,           June 30,
                                                           2004              2003
                                                        ---------          ---------
Cash flows used in operating activities                 $ (33,166)         $(104,355)

Cash flows provided by (used in) investing activities      25,000             (5,580)

Cash flows (used in) provided by financing activities     (48,793)           112,502
                                                        ---------          ---------

Net (decrease) increase in cash and cash equivalents      (56,959)             2,567

Cash and cash equivalents at beginning of period           59,925                 --
                                                        ---------          ---------

Cash and cash equivalents at end of period              $   2,966          $   2,567
                                                        =========          =========

     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation:
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company had no stock options granted during the three months ended June 30, 2004.

Income taxes:
Deferred income taxes provide for temporary differences between the basis of the Company's assets and liabilities for financial reporting and income tax purposes. As of June 30, 2004, any deferred tax asset resulting from the three months of operating losses would be fully offset by a valuation allowance due to the uncertainty of realizing future tax benefits.

Fair Value of Financial Instruments:
At June 30, 2004, the Company did not have any outstanding financial derivative instruments. The carrying amount of cash, receivables, payables and current liabilities approximate fair value due to the short maturity of these instruments.

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

Note 2 - Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses for the six months ended June 30, 2004 of $69,825 and for the year ended December 31, 2003 of $1,022,702. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 2004, the Company's current liabilities exceed current assets by $1,000,132, the Company has an accumulated deficit of $1,092,527, and the Company is in default on certain capital and operating leases (approximately $51,000 in arrears, which is included in accounts payable at June 30, 2004).

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

Note 3 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

                                                   Estimated Useful
                                     Amount             Lives
                                ---------------    ---------------

Office equipment                $       287,767        2 - 5 Years
Software                                  8,567            3 Years
                                ---------------    ---------------

                                                           296,334
Less accumulated depreciation          (288,722)
                                ---------------

                                $         7,612
                                ===============

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

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.01 per share. At June 30, 2004, no shares were issued or outstanding.

Note 5 - Related Party:

During the three months ended June 30, 2004, a stockholder had unreimbursed business expenses covering operating expenses. At June 30, 2004 and December 31, 2003, the total outstanding balance of these transactions was $61,138 and $109,932, respectively.

At June 30, 2004 and December 31, 2003, accounts payable included $187,671 and $89,752, respectively, in unreimbursed expenses and compensation due to an executive and a shareholder of the Company.

During the quarter ended June 30, 2004, the Company received a short-term cash loan from Market Central, Inc. As mentioned in Note 6, this company has signed a management contract with the Company and Market Central, Inc. is managed by a stockholder of the Company. The loan is a short tem non-interest being advance to the Company covering operating expenses. At June 30, 2004, the balance on this loan was $25,000.

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

In the interim, the Company's senior management was formally engaged to manage and operate Market Central, Inc. on a day to day basis. In addition, in November 2004, a management agreement was entered into between the Company and Market Central pursuant to which Market Central, by and through certain officers and directors, manages the day to day operations of the Company. In connection with these services, and while the Company's management determines the Company's next step, Market Central, Inc. has financed certain liabilities of the Company.

Note 7 - Legal and Regulatory Matters:

Lante Corporation has filed a Motion for Entry of Default in the General Court of Justice Supreme Court Division, State of North Carolina, County of Mecklenburg. The action was in regard to an operating lease defaulted under for the Company's previous headquarters in Charlotte, North Carolina. The Company has accrued fees regarding this lease and has included $87,349 in accounts payable and $193,157 in accrued contingent loss at June 30, 2004.

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

Liquidity and Capital Resources

The Company failed to generate positive cash flow during the six months ended June 30, 2004 as well as during the year ended December 31, 2003, and its cash resources on hand are insufficient for its short and long term needs. As a result, certain vendor payables and other obligations are in arrears and in default.

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

The  Company's  principal  cash  requirements  are  for  selling,   general  and
administrative expenses, employee costs, funding of accounts receivable and capital expenditures. Cash generated in operating activities was $16,852 for the three months ended June 30, 2004. This was primarily due to increasing sales and more efficient use of cash. In order to maintain this trend, revenues must continue increasing or further cost cutting will be required in the future. The Company met its cash requirements during the three months ended June 30, 2004 mainly through the receipt of approximately $158,943 in proceeds from sales to customers. The Company's current period expenses amounted to approximately $175,545. Of this, $140,898 was paid with cash, approximately $33,739 was accrued or deferred as accounts payable or other liabilities and the balance of $908 was related to non-cash expenses.

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

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

The quarter ended June 30, 2003 represented the first full quarter of activity for the Company. Revenue of $206,680 and related costs of $128,346 for the three months ended June 30, 2004 and revenues of $52,273 and related costs of $75,036 for the three month period ended June 30, 2003 are a direct result of the sale of the Company's products that it obtained with completion of its May 31, 2003 share exchange agreement. Cost of revenues is comprised primarily of contractor fees and consultant costs.

While the May 31, 2003 share exchange provided the Company with a re-start of its operations, the need for operating capital was still present in that the Company has been operating at a lower than breakeven volume.

Although the Company had revenue and collections during the period, loans or deferrals of payments from and by officers, directors and shareholders provided some of the operating capital as well as credit extended by vendors. The related party payables at June 30, 2004 totaled approximately $273,809. Generally, the Company is in arrears with its obligations.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Lante Corporation has filed a Motion for Entry of Default in the General Court of Justice Supreme Court Division, State of North Carolina, County of Mecklenburg. The action was in regard to an operating lease defaulted under for the Company's previous headquarters in Charlotte, North Carolina. The Company has accrued fees regarding this lease and has included $87,349 in accounts payable and $193,157 in accrued contingent loss at June 30, 2004.

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