Form 10QSB
period 2004-09-30
TAG GROUP INC
filed 2005-10-27
CIK 835400

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

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

                                 YES |_| NO |X|

      As of September 30, 2004, the number of shares outstanding of the issuer's Common Stock, $.0001 par value per share, is 855,509,708 (pre-reverse stock split) or 10,650,064 (post-reverse stock split).

Transitional Small Business Disclosure Format (check one):

                                 YES |_| NO |X|

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                      The TAG Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2004
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
Cash                                                       $   142,919

Total current assets                                           142,919

Property and equipment - net of accumulated depreciation         6,774

                                                           $   149,693


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                      $   833,767
Stockholder loans                                               22,932
Loans from related party                                        25,000
Deferred income                                                  5,654
Contingent liabilities                                         193,157

Total current liabilities                                    1,080,510


STOCKHOLDERS' DEFICIT:
Common stock                                                        47
Paid-in capital                                                 99,960
Accumulated deficit                                         (1,030,824)

Total stockholders' deficit                                   (930,817)

                                                           $   149,693



     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                         Three Months Ended      Nine Months Ended     Three Months Ended   Nine Months Ended
                                             September               September             September            September
                                             30, 2004                30, 2004              30, 2003             30, 2003
                                          ------------            ------------          ------------          ------------
Gross revenues                            $    211,094            $    472,269          $    160,263          $    212,536

Costs and expenses:
Cost of revenues                                84,217                 331,519               249,719               330,055
Selling, general and administrative             22,462                 101,551               394,421               489,553
Interest expense                                   671                   3,382                 5,032                 5,032
Bad debt expense                                41,204                  41,204                 3,773                26,241
Depreciation                                       838                   2,736                13,338                15,871
                                          ------------            ------------          ------------          ------------

Total costs and expenses                       149,392                 480,392               666,283               866,752
                                          ------------            ------------          ------------          ------------

Net income (loss) from operations               61,702                  (8,123)             (506,020)             (654,216)

Other income (expenses):
Contingency loss                                                                            (230,484)             (230,484)
Net assets exceeding net
liabilities on acquisitions                         --                      --                    --                (2,992)
                                          ------------            ------------          ------------          ------------

Total other income (expenses)                       --                      --              (230,484)             (233,476)
                                          ------------            ------------          ------------          ------------

Net income (loss) before income taxes           61,702                  (8,123)             (736,504)             (887,692)

Income tax                                          --                      --                    --                    --
                                          ------------            ------------          ------------          ------------

Net income (loss)                         $     61,702            $     (8,123)         $   (736,504)         ($   887,692)
                                          ============            ============          ============          ============

Net income (loss) per share -
  basic and diluted                       $       0.01            $       0.00          $      (0.07)         $      (0.08)

Weighted average number
  of shares outstanding
  during the period - basic and diluted     10,650,064              10,650,064            10,650,064            10,650,064
                                          ============            ============          ============          ============



     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)

                                              Common Stock
                                      -----------------------------
                                       (Pre-reverse   (Post-reverse                     Additional
                                          Split)          Split)                         Paid-In       Accumulated
                                         Shares          Shares          Amount          Capital         Deficit           Total
                                      -------------   -------------   -------------   -------------   -------------    -------------
Balance, January 1, 2003                         --            --      $        --     $        --     $        --      $        --
Common stock to be issued to
  The TAG Group, Inc. stockholders      481,977,300     6,000,000                7              --              --                7
Common stock to be issued in
  exchange for preferred
  stock of investor                      32,131,820       400,000               40          99,960              --          100,000
Common stock issued in
  acquisition of Convey Systems, Inc.   180,741,488     2,250,000               --              --              --               --
Common stock owned by
  The TAG Group, Inc. stockholders      160,659,100     2,000,064               --              --              --               --
Net loss                                         --            --               --              --        (151,188)        (151,188)
                                        -----------   -----------      -----------     -----------     -----------      -----------
Balance, June 30, 2003                  855,509,708    10,650,064               47          99,960        (151,188)         (51,181)
Net loss                                         --            --               --              --        (736,504)        (736,504)
                                        -----------   -----------      -----------     -----------     -----------      -----------
Balance, September 30, 2003             855,509,708    10,650,064               47          99,960        (887,692)        (787,685)
Net loss                                         --            --               --              --        (135,010)        (135,010)
                                        -----------   -----------      -----------     -----------     -----------      -----------
Balance, December 31, 2003              855,509,708    10,650,064               47          99,960      (1,022,702)        (922,695)
Net loss                                         --            --               --              --         (69,825)         (69,825)
                                        -----------   -----------      -----------     -----------     -----------      -----------
Balance, June 30, 2004                  855,509,708    10,650,064               47          99,960      (1,092,527)        (992,520)
Net income                                       --            --               --              --          61,703           61,703
                                        -----------   -----------      -----------     -----------     -----------      -----------
Balance, September 30, 2004             855,509,708    10,650,064      $        47     $    99,960     ($1,030,824)     $  (930,817)
                                        ===========   ===========      ===========     ===========     ===========      ===========

      See accompanying notes to condensed consolidated financial statements

                               The TAG Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                        Nine Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                              2004                   2003
                                        -----------------     -----------------

Cash flows provided by
  (used in) operating activities        $         144,994     $        (133,747)

Cash flows provided by
  (used in) investing activities                       --                (9,573)

Cash flows (used in)
  provided by financing activities                (62,000)              143,320
                                        -----------------     -----------------

Net decrease in cash and cash
  equivalents                                      82,994                    --

Cash and cash equivalents at
  beginning of period                              59,925                    --
                                        -----------------     -----------------

Cash and cash equivalents at
  end of period                         $         142,919     $              --
                                        =================     =================

     See accompanying notes to condensed consolidated financial statements.

                      The TAG Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Accordingly, the results from operations for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation:
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company had no stock options granted during the three months ended September 30, 2004.

Income taxes:
Deferred income taxes provide for temporary differences between the basis of the Company's assets and liabilities for financial reporting and income tax purposes. As of September 30, 2004, any deferred tax asset resulting from the three months of operating losses would be fully offset by a valuation allowance due to the uncertainty of realizing future tax benefits.

Cash and Cash Equivalents:
The Company maintains deposits with a financial institution which exceed the federally insured amounts of $42,919 at September 30, 2004.

Fair Value of Financial Instruments:
At September 30, 2004, the Company did not have any outstanding financial derivative instruments. The carrying amount of cash, receivables, payables and current liabilities approximate fair value due to the short maturity of these instruments.

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

Note 2 - Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and contemplate continuation of the Company as a going concern. However, the Company has sustained losses for the nine months ended September 30, 2004 of $8,123 and for the year ended December 31, 2003 of $1,022,702. In addition, the Company has used substantial amounts of working capital in its operations. Further, at September 30, 2004, the Company's current liabilities exceed current assets by $937,591, the Company has an accumulated deficit of $1,030,824, and the Company is in default on certain capital and operating leases (approximately $51,000 in arrears, which is included in accounts payable at September 30,
2004).

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

Note 3 - Property and Equipment:

The principal categories and estimated useful lives of property and equipment are as follows:

                                                                Estimated Useful
                                                  Amount             Lives
                                              -------------     ----------------
      Office equipment                        $     287,767        2 - 5 Years
      Software                                        8,567          3 Years
                                              -------------

                                                    296,334
      Less accumulated depreciation                (289,560)
                                              -------------
                                              $       6,774
                                              =============

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

During June 2003, the Company issued 32,132 shares of the Company's Convertible Preferred Stock ("Series A Shares") in exchange for cash consideration of $100,000. In addition, pursuant to the Exchange Agreement with Convey Systems, Inc., the TAG Stockholders were issued 662,719 shares of the Company's Series A Convertible Preferred Stock ("Series A Shares") in exchange for their shares of common stock of TAG. Each Series A Share automatically converted into 1,000 fully paid, non-assessable shares of the Company's common stock upon completion of the July 24, 2003 reverse stock split. The number of shares of the Company's common stock to be issued was adjusted to reflect the 1-for-80.32955 reverse stock split. As a result of these transactions, the stockholders owning Series A Shares at July 23, 2004, were to be issued 8,650,000 shares of the Company's common stock.

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.01 per share. At September 30, 2004, no shares were issued or outstanding.

Note 5 - Transactions with Related Parties:

During the three months ended September 30, 2004, a stockholder had unreimbursed business expenses covering operating expenses. At September 30, 2004 and December 31, 2003, the total outstanding balance of these transactions was $22,932 and $109,932, respectively.

At September 30, 2004 and December 31, 2003, accounts payable included $230,463 and $89,752, respectively, in unreimbursed expenses and compensation due to an executive and a shareholder of the Company.

During the quarter ended September 30, 2004, the Company received advances for working capital from Market Central, Inc. There is no written agreement and these advances are non-interest bearing due upon demand. As mentioned in Note 7, Market Central, Inc. has signed a management contract with the Company. Market Central, Inc. is managed by a stockholder of the Company. At September 30, 2004, the balance on these advances was $25,000.

Note 7 - Subsequent Events:

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

Liquidity and Capital Resources

The Company failed to generate positive cash flow during the nine months ended September 30, 2004 as well as during the year ended December 31, 2003, and its cash resources on hand are insufficient for its short and long term needs. As a result, certain vendor payables and other obligations are in arrears and in default.

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

The  Company's  principal  cash  requirements  are  for  selling,   general  and
administrative expenses, employee costs, funding of accounts receivable and capital expenditures. Cash generated in operating activities was $178,160 for the three months ended September 30, 2004. This was primarily due to increasing sales and more efficient use of cash. In order to maintain this trend, revenues must continue increasing or further cost cutting will be required in the future. The Company met its cash requirements during the three months ended September 30, 2004 mainly through the receipt of approximately $248,811 in proceeds from sales to customers. The Company's current period expenses amounted to approximately $149,392. Of this, $70,309 was paid with cash, approximately $37,041 was accrued or deferred as accounts payable or other liabilities and the balance of $42,042 was related to non-cash expenses such as bad debt and depreciation expenses.

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

The Company has developed aggressive plans to market these products through several different channels. Executing these plans will require additional operating capital and without this capital, significant risk will continue to exist. The Company has no specific commitments to fund its operations and its ability to raise additional capital is not assured.

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Revenue of $160,263 and related costs of $249,719 for the three months ended September 30, 2003 and revenues of $211,094 and related costs of $84,217 for the three months ended September 30, 2004 are a direct result of the sale of the Company's products that it obtained with completion of its May 31, 2003 share exchange agreement. Cost of revenues is comprised primarily of contractor and consultant costs.

While the May 31, 2003 share exchange provided the Company with a re-start of its operations, the need for operating capital was still present in that the Company has been operating at a lower than breakeven volume.

Although the Company had revenue and collections during the period, loans or deferrals of payments from and by officers, directors and shareholders provided some of the operating capital as well as credit extended by vendors. The related party payables at September 30, 2004 totaled approximately $273,809. Generally, the Company is in arrears with its obligations.

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

                                           THE TAG GROUP, INC.


Date: October 27, 2005                     By: /s/ Cecil Brandon
                                              ----------------------------------
                                                   Cecil Brandon,
                                                   President