Form 10KSB/A
period 2003-12-31
TAG GROUP INC
filed 2005-11-01
CIK 835400

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

                                     PART II

ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR COMMON STOCK

The Company's Common Stock has been traded on a limited basis in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "TGGP", and in the National Quotation Bureau, Inc. "pink sheets" under The TAG Group, Inc.

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