Form 10KSB/A
period 2004-12-31
TAG GROUP INC
filed 2005-12-14
CIK 835400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB/A

(Mark one)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X|

State the issuer's revenue for its most recent fiscal year: $619,629.

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

                    Documents Incorporated by Reference: None

          Transitional Small business Disclosure Format. Yes |_| No |X|

                               THE TAG GROUP, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            PAGE
Part I.

Item 1.       Description of Business.......................................   2

Item 2.       Description of Property.......................................   5

Item 3.       Legal Proceedings.............................................   5

Part II.

Item 4.       Market Price for Common Equity and Related Shareholder
              Matters.......................................................   7

Item 5.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................   8

Item 6.       Financial Statements..........................................  14

Item 7.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................  15

Item 7A.      Controls and Procedures.......................................  15

Item 7B.      Other Information ............................................  15

Part III.

Item 8.       Directors, Executive Officers, promoters and Control
              Persons; Compliance With Section 16(a) of the Exchange Act....  16

Item 9.       Security Ownership of Certain Beneficial Owners and
              Management....................................................  17

Item 10.      Certain Relationships and Related Transactions................  18

Item 11.      Exhibits......................................................  18

Item 12.      Principal Accountant Fees and Services........................  18

Signatures    ..............................................................  19

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

ITEM 3.   LEGAL PROCEEDINGS

Lante Corporation has filed a Motion for Entry of Default in the General Court of Justice Supreme Court Division, State of North Carolina, County of Mecklenburg. The action was in regard to an operating lease defaulted under for the Company's previous headquarters in Charlotte, North Carolina. The Company has accrued fees regarding this lease and has included $87,349 in accounts payable and $193,157 in accrued contingent loss at December 31, 2004.

As of year ended December 31, 2004, the company was delinquent in filing required reports with the securities and exchange commission. The company and its officers are working to correct this issue.

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

                                     PART II

ITEM 4.   MARKET PRICE FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's revenues, which are derived primarily from software licensing and related maintenance and service agreements, increased to $619,629 from $286,365 for fiscal 2004 and fiscal 2003 respectively. This increase is attributable in part to the 2003 period including only seven months of operations compared to the full year for 2004. Revenues in 2004 included management fees paid by Market Central, Inc. of $119,835 which were not present during the year ended December 31, 2003. In addition, the Company had certain significant software sales in 2004 which did not occur in 2003. These sales of the software code were made to two entities and the sales totaled $207,000 in 2004.

Cost of revenues increased $23,855 to $442,231 from $418,376 for the year ended December 31, 2004 and period ended December 31, 2003, respectively. This increase is significantly less, on a percentage basis, than the increase in revenues from 2003 to 2004 due to continuing cost cutting in 2004 and also because the cost of revenue contains certain fixed components and plateaus that do not vary directly with sales. These factors result in the gross margin in 2004 of $177,398 compared to a negative gross margin of $132,011 in 2003. Costs of revenue primarily consist of compensation paid to contractors and telecommunication expenses associated with linking contractors to customers and available markets.

Selling, general and administrative expenses ("SG&A") declined significantly during the year ended December 31, 2004 to $160,275 from $685,852 during the period ended December 31, 2003. These amounts include depreciation and amortization of $3,574 and $17,954 during the year ended December 31, 2004 and period ended December 31, 2003, respectively. In April 2004, the Company entered into a non-binding letter of intent to sell its Convey assets to Market Central, Inc. This letter of intent was accompanied by an agreement that provided for the Company's management to assume day to day management of Market Central, Inc. This management agreement drastically altered the Company's structure, with Market Central, Inc.'s pressing issues being a key focus of the Company's management team. Cost cutting of the Company's infrastructure continued. The total SG&A decline of $525,577 in SG&A results from concerted focus on cost reduction, elimination of personnel within all disciplines of the Company and a plan to facilitate the sale of assets to Market Central, Inc. SG&A in 2003 included professional fees of $219,774, occupancy costs of $114,680, bad debt expense of $79,405 and marketing costs of $29,730. In 2004, these amounts were $60,000 for professional fees, occupancy costs of $35,070, bad debt expense of $51,528 and marketing costs of $-0-. These four expense categories account for approximately $300,000 of the decline in SG&A from 2003 to 2004. The remaining portion of the decline was the result of declines in all other expense categories such as telephone and utilities and other miscellaneous expenses.

The Company had interest expense of $8,690 and $5,568 during the period ended December 31, 2003 and the year ended December 31, 2004, respectively.

The Company has incurred approximately $150,000 of net operating loss carry forwards as of December 31, 2004, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income tax liabilities will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company failed to generate positive cash flow from operations during 2004, and its cash resources on hand are insufficient for its long term needs. As a result, vendor payables and other obligations are in arrears and default.

Advances, unpaid wages and unreimbursed business expenses totaling $133,785 were included in accrued expenses at December 31, 2004. For the year ended December 31, 2004, cash and cash equivalents decreased from a balance of $59,925 to $32,720.

Net cash provided by (used in) operating activities in during the year ended December 31, 2004 and period ended December 31, 2003, respectively, was $20,789 and $(137,966) comprised of net income (loss) of $21,274 and $(829,545), increases to net income for non-cash expenses of $6,480 and $20,947 and a net (decrease) increase in working capital items of approximately $(31,966) and $670,632.

Net cash used in investing activities during the year ended December 31, 2004 and the period ended December 31, 2003 was $(85,661) and $(3,425), respectively. The investing activities in the 2004 period relate totally to advances made to Market Central, Inc. in conjunction with the Company's management of those operations. Subsequent to year end, the Company received repayment of these advances and benefited from advances from Market Central, Inc.

Cash provided by financing activities during the year ended December 31, 2004 and the period ended December 31, 2003 was $37,667 and $201,316 due entirely to shareholder loans during 2004.

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

ITEM 6.   FINANCIAL STATEMENTS

The consolidated financial statements for The TAG Group, Inc. as of and for Fiscal 2004 and Fiscal 2003 are included herein in response to Item 7 of this Form 10-KSB.

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

INDEPENDENT AUDITORS' REPORT ON ADDITIONAL INFORMATION                      F-18

SUPPLEMENTAL SCHEDULE:

    Supplemental Information on Consolidation of Income Statement           F-19

Board of Directors
The TAG Group, Inc.
(Formerly Life Petroleum, Inc.)
Charlotte, North Carolina

                          INDEPENDENT AUDITORS' REPORT

      We have audited the accompanying consolidated balance sheet of The TAG Group, Inc. and subsidiaries (formerly Life Petroleum, Inc.) as of December 31, 2004, and the related consolidated statements of income, consolidated statement of stockholders' equity (deficit) and consolidated statements of cash flows for the year ended December 31, 2004 and the period May 28, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The TAG Group, Inc. (formerly Life Petroleum, Inc.) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period May 28, 2003 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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


October 19, 2005
Charlotte, North Carolina

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                         (FORMERLY LIFE PETROLEUM, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


      ASSETS
      ------

CURRENT ASSETS:
Cash                                                                   $    32,720
                                                                       -----------

Total current assets                                                                  $    32,720

PROPERTY AND EQUIPMENT - NET                                                                3,031

LONG TERM ADVANCES TO AFFILIATE                                                            85,661
                                                                                      -----------

                                                                                      $   121,412
                                                                                      -----------

      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                       $   679,638
Loans from stockholders                                                    147,599
Accrued expenses                                                            27,338
Deferred revenue                                                               100
Accrued contingency loss                                                   168,158
                                                                       -----------

Total current liabilities                                                             $ 1,022,833

COMMITMENTS AND CONTINGENCIES                                                                  --

STOCKHOLDERS' DEFICIT:
Common stock; 50,000,000 shares authorized;
2,000,064 issued in 2003, 8,250,000 to be issued; par value $.0001                             47
Additional paid-in capital                                                                 99,960
Accumulated deficit                                                                    (1,001,428)
                                                                                      -----------

                                                                                         (901,421)
                                                                                      -----------

                                                                                      $   121,412
                                                                                      ===========

                 See Notes to Consolidated Financial Statements

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                         (FORMERLY LIFE PETROLEUM, INC.)
                        CONSOLIDATED STATEMENTs of income
                    FOR THE YEAR ENDED DECEMBER 31, 2004 AND
      FOR THE PERIOD MAY 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                           2004            2003
                                                       ------------    ------------
REVENUES:
Software sales and service                             $    281,426    $     21,755
Licenses, maintenance and service agreements                338,203         264,610
                                                       ------------    ------------

Total revenues                                              619,629         286,365
                                                       ------------    ------------

COST AND EXPENSES:
Cost of revenues                                            442,231         418,376
Selling, general and administrative                         104,773         588,493
Bad debt                                                     51,528          79,405
Interest expense                                              5,568           8,690
Depreciation                                                  3,574          17,954
                                                       ------------    ------------

Total cost and expenses                                     607,674       1,112,918
                                                       ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                11,954        -826,553
                                                       ------------    ------------

OTHER INCOME (EXPENSE):
Interest income                                                 726              --
Loss on disposal of equipment                                (2,906)             --
Gain on debt forgiveness                                     11,500              --
Net liabilities exceeding net assets on acquisitions             --          (2,992)
                                                       ------------    ------------

Total other income (expense)                                  9,320          (2,992)
                                                       ------------    ------------

NET LOSS                                               $     21,274    $   (829,545)
                                                                       ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED               (0.00)          (0.08)
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
DURING THE PERIOD - BASIC AND DILUTED                    10,025,064      10,025,064
                                                       ============    ============

                 See Notes to Consolidated Financial Statements

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                         (FORMERLY LIFE PETROLEUM, INC.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEAR ENDED DECEMBER 31, 2004 AND
      FOR THE PERIOD MAY 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                             Common Stock
                                      ---------------------------
                                     (Pre-reverse    (Post-reverse                     Additional
                                         Split)          Split)                         Paid-In       Accumulated
                                        Shares           Shares         Amount          Capital         Deficit         Total
                                      -----------     -----------     -----------     -----------     -----------     -----------
Balances at May 28, 2003                       --              --     $        --     $        --     $        --     $        --

Common stock issued to
   The TAG Group, Inc.
   stockholders                       481,977,300       6,000,000               7              --              --               7

Common stock issued in
   exchange for preferred
   stock of investor                   32,131,820         400,000              47          99,960              --         100,000

Common stock issued in
  acquisition of Convey
  Systems, Inc.                       180,741,488       2,250,000              --              --              --              --

Common stock owned by
   Life Petroleum, Inc.
   stockholders                       160,659,100       2,000,064              --              --              --              --

Net loss                                       --              --              --              --      (1,022,702)     (1,022,702)
                                      -----------     -----------     -----------     -----------     -----------     -----------
Balances at December 31,2003          855,509,708      10,650,064     $        47     $    99,960     $(1,022,702)    $  (922,695)
                                                      ===========     ===========     ===========     ===========     ===========
Net income                                     --              --              --              --          21,274          21,274
                                      -----------     -----------     -----------     -----------     -----------     -----------
Balances at December 31,2004          855,509,708      10,650,064     $        47     $    99,960     $(1,001,428)    $(1,001,428)
                                      ===========      ==========     ===========     ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements

                      THE TAG GROUP, INC. AND SUBSIDIARIES
                         (FORMERLY LIFE PETROLEUM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2004 AND
      FOR THE PERIOD MAY 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                          2004           2003
                                                       ---------     ---------
Cash flows from operating activities:
Net income (loss)                                      $  21,274     $(829,545)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation                                             3,574        17,955
  Net liabilities in excess of assets on merger               --         2,992
  Loss on disposal of equipment                            2,906            --

Changes in operating assets and liabilities:
  Decrease in accounts receivable                         26,546       100,182
  (Increase) decrease in other assets                         --         3,026
  Increase in accounts payable                             8,553       542,452
  (Decrease) increase in deferred revenue                -22,631        22,731
  (Decrease )increase in accrued expenses                -19,433         2,241
                                                       ---------     ---------

  Net cash provided by (used in) operating
  activities                                              20,789      (137,966)
                                                       ---------     ---------

Cash flows from investing activities:
Purchases of property and equipment                           --        (4,573)
Advances to affiliated party                            (143,161)           --
Payments from affiliated party                            57,500            --
Cash received from merger with Life Petroleum, Inc.           --         1,148
                                                       ---------     ---------

  Net cash used in investing activities                  (85,661)       (3,425)
                                                       ---------     ---------

Cash flows from financing activities:
  Proceeds of stockholder loans                          149,521       122,482
  Principal payments on stockholder loans               (111,854)      (14,850)
  Principal payments on long-term debt                        --        (6,323)
  Proceeds of issuance of common stock                        --       100,007
                                                       ---------     ---------

  Net cash provided by financing activities               37,667       201,316
                                                       ---------     ---------

Net increase in cash                                     -27,205        59,925

Cash - beginning of period                                59,925            --
                                                       ---------     ---------

Cash - end of period                                   $  32,720     $  59,925
                                                       =========     =========

                 See Notes to Consolidated Financial Statements

                         (FORMERLY LIFE PETROLEUM, INC.)
                      CONSOLIDATED STATEMENTs OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2004
      FOR THE PERIOD MAY 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003
                                   (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------

                                                          2003
                                                        --------

Acquisition of Life Petroleum, Inc.:
Assets assumed:
Cash                                                    $  1,148

Liabilities assumed:
Accounts payable                                             180
Loans from stockholders                                    2,300
                                                        --------
Total liabilities assumed                                  2,480
                                                        --------

Net liabilities exceeding net assets                    $  1,332
                                                        ========

Acquisition of Convey Systems, Inc.:
Assets assumed:
Accounts receivable                                     $126,728
Property and equipment - net                              22,891
Deposits                                                   3,026
                                                        --------
Total assets assumed                                     152,645
                                                        --------

Liabilities assumed:
Accounts payable                                         128,452
Accrued expenses                                          19,530
Capital lease obligations                                  6,323
                                                        --------
Total liabilities assumed                                154,305
                                                        --------

Net liabilities exceeding net assets                    $  1,660
                                                        ========

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

Note 2 - Going Concern:

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has sustained an operating loss of $829,545 2003. Further for fiscal 2004, the Company's current liabilities exceeded current assets by $990,113 with $439,256 of this amount in delinquent payables as mentioned in Note 14. Also, the Company has an accumulated deficit of $1,001,428 at December 31, 2004. In view of these matters, management has sought out additional investment sources to raise funds and has been negotiating with creditors to settle its debt. As discussed in Note 1, management is in negotiations with another company to sell intangible property it acquired during the Company's purchase of Convey Systems, Inc. and Tech Umbrella, Inc. Once completed, management intends to return the Company to its status as an investment shell with no revenue generating operations. This status will continue until the point that management presents the stockholders with another investment option. No assurances can be given that the Company will continue as a going concern without the successful completion of additional financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
                                               =============

Note 6 - Related Party:

      During the year ended December 31, 2004, a current officer and stockholder provided advances to the Company and had unreimbursed business expenses covering operating expenses. At December 31, 2004, the total outstanding balance of these transactions was $147,599. On October 26, 2004, the stockholder agreed to exchange $109,932 of the debt for 75,000 shares of Market Central, Inc.'s stock offered in the deal mentioned in Note 1. At December 31, 2004, the exchange had not occurred and the full amount of $147,599 is included on the balance sheet.

      At December 31, 2004, accounts payable included $133,785 in unreimbursed expenses and compensation due to an officer of the Company. On October 26, 2004, this officer agreed to exchange $89,752 of the debt for 250,000 shares of the Company's stock. At December 31, 2004, the exchange had not occurred and the amount is included in accounts payable.

      During the year ended December 31, 2004, the Company made cash advances to Market Central, Inc. and received advances from Market Central, Inc. for working capital purposes. There is no written agreement and these advances are non-interest bearing due upon demand. As mentioned in Note 1, this company has signed a management contract with the Company and Market Central, Inc. is managed by a stockholder of the Company. At December 31, 2004, the balance on these advances was $85,661. Also during 2004, a total of $163,698 or twenty-seven percent of the Company's revenue came from Market Central, Inc.

Note 7 - Capital Leases:

The Company has no future ongoing obligation under capital lease agreements. However, the Company was approximately $29,517 in default on payments due during fiscal 2003 related to the purchase of computer equipment. The amounts due have been included in accounts payable.

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

Note 9 - Loss per Share:

A reconciliation of basic loss per share to diluted loss per share is presented below.

                                                                                       Per share
                                                      Net Loss          Shares           Amount
                                                    ------------     ------------     ------------
   Year ended December 31, 2003:
   Basic EPS
     Loss available to common stockholders          $ (1,022,702)      10,650,064     $      (0.10)
   Effect of Dilutive Securities
     Stock options and warrants                               --               --               --
                                                    ------------     ------------     ------------

                                                    $ (1,022,702)      10,650,064     $      (0.10)
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

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 7A.  CONTROLS AND PROCEDURES

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

ITEM 7B.  OTHER INFORMATION

None

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

ITEM 9.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best of the Company's knowledge, as of July 31, 2005, with respect to each person known by Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and executive officers as a group.

Name and Address of Beneficial Owner                  No. of Shares      Percent
------------------------------------                  -------------      -------

Life Shareholders                                         2,000,064       18.78%
Deanna Salpeter                                           2,400,000       22.54%
Doyal Bryant                                              3,600,000       33.80%
River Cities Capital Fund II                              1,953,812       18.35%

ITEM 10.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 11.  EXHIBITS

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

21.1        Subsidiaries

23.1        Consent of Scharf, Pera & Co. PLLC

31.1        Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1        Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

ITEM 12.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses accounting fees and services which were paid to the Company's independent auditors:

      Fee Category             Fiscal 2004        Fiscal 2003        Fiscal 2002
      --------------------------------------------------------------------------
      Audit Fees               $    17,500        $    29,875        $        --
      Audit Related Fees                --                 --                 --
      Tax Fees                          --                 --              4,499
      All Other Fees                    --                 --                 --
                               -------------------------------------------------
      Total Fees               $    17,500        $    29,875        $     4,499
                               =================================================

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                      THE TAG GROUP, INC.


Date: December 6, 2005                By: /s/ Cecil Brandon
                                          --------------------------------------
                                          Cecil Brandon
                                          President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                      Position                              Date
----------------------    ---------------------------------     ----------------


/s/ Cecil Brandon         President, Secretary and Director     December 6, 2005
----------------------
Cecil Brandon